Form 10-Q
period 1995-03-31
CALNETICS CORP
filed 1995-05-11
CIK 277376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number:   0-8767

                             CALNETICS CORPORATION
             (Exact name or registrant as specified in its charter)

            CALIFORNIA                     95-2303687
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)       Identification No.)

              20401 PRAIRIE STREET, CHATSWORTH, CALIFORNIA  91311
          (Address of principle executive offices)         (zip code)

                                 (818) 886-9819
               Registrant's telephone number, including area code

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
Number of shares outstanding of each of the issuer's classes of common stock, as of the March 31, 1995 date was 2,914,799.

                             CALNETICS CORPORATION

                                     INDEX

                                                                        Page
Part I.  Financial Information                                         Number
- - - - ------------------------------                                         ------
Item 1.  Financial Statements

  Condensed Consolidated Statements of Income (Unaudited)
  Three Months and Nine Months Ended March 31, 1995 and 1994  . . . . . .  3

  Condensed Consolidated Balance Sheets (Unaudited)
  March 31, 1995 and June 30, 1994  . . . . . . . . . . . . . . . . . . .  4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . .  6

  Notes to Condensed Consolidated
  Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . .  8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations   . . . . . . . . . . . . . 11


Part II.  Other Information
- - - - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . 13


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         PART I - FINANCIAL INFORMATION
                             CALNETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                      Three Months Ended                      Nine Months Ended
                                            March 31,                              March 31,
                               --------------------------------         ------------------------------

                                   1995                1994                1995                1994
                               ----------           -----------         -----------        -----------
Net Sales                      $7,704,812           $4,099,606          $20,627,574        $11,694,159


Cost of Sales                   5,712,942            3,230,080           15,466,800          9,136,369
                               ----------           ----------          -----------        -----------

Gross Profit                    1,991,870              869,526            5,160,774          2,557,790
                               ----------           ----------          -----------        -----------

Selling, general
  and administrative
  expenses                      1,370,015              618,884            3,672,210          1,880,638
Other expense, including
  interest                        132,431               15,457              398,712             47,894
                               ----------           ----------          -----------        -----------
Total costs and
  expenses                      1,502,446              634,341            4,070,922          1,928,532
Income from operations
  before income taxes             489,424              235,185            1,089,852            629,258
Provision for
  income taxes                    209,721               99,800              460,944            262,800
                               ----------           ----------          -----------        -----------

  Net income                   $  279,703           $  135,385          $   628,908        $   366,458
                               ==========           ==========          ===========        ===========

Earnings per common
  share and common
  share equivalent             $     0.09           $     0.05          $      0.21        $      0.13

Weighted average common
  shares and common
  share equivalents
  outstanding                   3,045,093            2,930,551            3,036,402          2,902,389
                               ==========           ==========          ===========        ===========

No dividends were paid during the period set forth above.

     See accompanying notes to condensed consolidated financial statements.

e                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                               March 31, 1995             June 30, 1994
                                               --------------             --------------
CURRENT ASSETS:
  Cash and cash equivalents                     $   924,113                 $ 1,853,091
  Accounts receivable, net                        4,788,270                   4,254,797
  Inventories                                     4,854,286                   4,176,531
  Prepaid expenses                                  261,925                     148,397
  Deferred income taxes                             232,000                     232,000
                                                -----------                 -----------

    Total current assets                         11,060,594                  10,664,816
                                                -----------                 -----------

PROPERTY, PLANT AND EQUIPMENT
  (at cost):
  Land                                              466,288                     466,288
  Buildings and improvements                      2,182,992                   2,177,356
  Machinery and equipment                         3,764,379                   3,521,932
  Furniture and fixtures                            220,094                     190,558
                                                -----------                 -----------
                                                  6,633,753                   6,356,134
  Less--Accumulated depreciation
   and amortization                               2,712,553                   2,364,239
                                                -----------                 -----------

Property, plant and equipment,
   net                                            3,921,200                   3,991,895
                                                -----------                 -----------

Deposits and other assets                           207,545                     174,776
Goodwill                                          1,488,926                   1,545,289
                                                -----------                 -----------

      Total assets                              $16,678,265                 $16,376,776
                                                ===========                 ===========


     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                              March 31, 1995              June 30, 1994
                                              --------------              -------------
CURRENT LIABILITIES:
  Current portion of
    long-term debt                              $   371,913                 $   488,418
  Accounts payable                                2,624,254                   1,880,127
  Customer deposits                                 107,218                      80,898
  Accrued liabilities                               785,233                   1,229,961
  Income taxes payable                              110,967                     195,966
                                                ------------                -----------
    Total current liabilities                     3,999,585                   3,875,370
                                                -----------                 -----------

LONG-TERM DEBT,
  net of current portion                          5,802,692                   6,284,524
                                                -----------                 -----------

DEFERRED INCOME TAXES                               117,000                     117,000
                                                -----------                 -----------

SHAREHOLDERS' EQUITY:
  Preferred stock: authorized-
    2,000,000 shares, none issued                       ---                         ---
  Common stock, no par value:
    Authorized - 20,000,000 shares;
    Issued and outstanding --
    2,914,799 at March 31, 1995
    and 2,893,799 at June 30, 1994                2,397,635                   2,367,437

  Retained earnings                               4,361,353                   3,732,445
                                                -----------                 -----------

     Total shareholders' equity                   6,758,988                   6,099,882
                                                -----------                 -----------

    Total liabilities and
    shareholders' equity                        $16,678,265                 $16,376,776
                                                ===========                 ===========


     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine Months Ended
                                                                     March 31,
                                                          ----------------------------
                                                             1995               1994
                                                          ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 628,908           $ 366,458
                                                          ---------           ---------

  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Provision for doubtful accounts                       61,500              32,670
       Depreciation and amortization                        520,548             255,366
       Loss (gain) on sale of property                          ---                (760)
       Changes in operating assets and
          liabilities, net of effects
           from acquisitions:
             Accounts receivable                           (594,973)           (129,016)
             Inventories                                   (677,755)            (86,097)
             Prepaid expenses                              (113,528)             68,397
             Accounts payable                               744,127             264,930
             Customer deposits                               26,320             (44,128)
             Accrued liabilities                           (444,728)             42,493
             Income taxes payable                          ( 84,999)             17,801
                                                          ---------           ---------

          Total adjustments                                (563,488)            421,656
                                                          ---------           ---------

       Net cash provided by
         operating activities                                65,420             788,114
                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property,
   plant and equipment                                          ---               4,000
  Purchase of property, plant and equipment                (393,490)            (56,374)
  Deposits and other assets                                 (32,769)             (9,037)
                                                          ----------          ---------
       Net cash used in investing activities               (426,259)            (61,411)
                                                          ---------           ---------

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                    Nine Months Ended
                                                                         March 31,
                                                              -----------------------------

                                                                 1995               1994
                                                              ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                 $ (598,337)        $(256,250)
  Increase in long-term notes receivable                             ---           (42,887)
  Net proceeds from issuance of
     common stock                                                 30,198            81,565
                                                              ----------         ---------

  Net cash used in financing
     activities                                                 (568,139)         (217,572)
                                                              ----------         ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              (928,978)          509,131

CASH AND CASH EQUIVALENTS,
  beginning of period                                          1,853,091           342,723
                                                              ----------         ---------

CASH AND CASH EQUIVALENTS,
  end of period                                               $  924,113         $ 851,854
                                                              ==========         =========

Supplemental disclosures of cash flow
  information:
    Interest paid                                             $  398,712         $   6,493
                                                              ==========         =========

    Income taxes paid                                         $  545,575         $ 245,000
                                                              ==========         =========




     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1995

1.       General:

         In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1995, and June 30, 1994, the results of its operations for the three and nine months ended March 31, 1995 and 1994 and the cash flows for the nine months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1994 Form 10-K.

         The results of operations for the three and nine months ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1995.

2.       Receivables.

                 The following tabulation shows the elements of receivables:

                                                                March 31, 1995                June 30, 1994
                                                                --------------                -------------
         Trade accounts receivable                                $5,013,054                    $4,452,797

         Less allowance for doubtful
           accounts                                                  224,784                       198,000
                                                                  ----------                    ----------

                 Total                                            $4,788,270                    $4,254,797
                                                                  ==========                    ==========

3.       Income Taxes.

                 Income taxes for the nine-month period ended March 31, 1995 were computed using the effective tax rate estimated to be applicable for the full fiscal year. This rate is subject to ongoing evaluation and review by management.

4.       Long-term debt.

                 At March 31, 1995 and June 30, 1994, long-term debt consisted of the following:

                                                            March 31, 1995      June 30, 1994
                                                            --------------      -------------
         Term loans payable to banks,
                 secured by inventory and
                 receivables, interest at the
                 banks' reference rate (9.00
                 percent at March 31, 1995)
                 plus .75 percent, due in
                 various monthly install-
                 ments of principal and
                 interest through July 1,
                 1999, with balloon payments
                 totaling $1,458,462 due on
                 August 1, 1999                               $3,989,719          $4,500,000

         Industrial revenue bond payable,
                 principal due in annual
                 sinking fund installments
                 ranging from $15,000 to
                 $130,000 through December
                 2021, plus interest due
                 monthly based on the Issuers
                 Weekly Adjustable Interest
                 Rates for Revenue Bonds
                 (totaling 5.65 percent at
                 March 31, 1995)                               1,440,000           1,470,000

                                                                March 31, 1995               June 30, 1994
                                                                --------------               -------------
         Loans payable to former API
                 shareholders, unsecured,
                 interest payable semi-annually
                 at 7.50 percent, principal
                 payable in four equal annual
                 installments beginning June
                 1996                                                402,042                      402,042

         Mortgages payable to bank, secured
                 by the related building and
                 land, payable in monthly
                 installments of $1,090 and
                 $544 plus interest at one
                 percent over the bank's
                 prime rate, with balloon
                 payments of $169,617 and
                 $98,404 due March 1997 and
                 April 1996, respectively                            299,619                      314,336

         Equipment term notes payable to banks,
                 secured by the related equipment,
                 due in equal monthly installments
                 of principal and interest ranging
                 from $214 to $780, interest at
                 rates ranging from 1.0 percent
                 over the bank's prime rate to
                 11.87 percent through October
                 1998                                                 43,225                       86,564
                                                                  ----------                   ----------


         Total Long-term debt                                     $6,174,605                   $6,772,942
         Current portion of long-term debt                           371,913                      488,418
                                                                  ----------                   ----------

         Long-term portion                                        $5,802,692                   $6,284,524
                                                                  ==========                   ==========

                 The term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At March 31, 1995, the Company was in compliance with all bank covenants.

5.       Earnings per common share and common share equivalent.

                 Earnings per common share and common share equivalent are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during the related periods. The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock options less the number of shares assumed purchased with the proceeds available from such exercise. Fully diluted net income per share does not differ materially from net income per common share and common share equivalent.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General developments.

                 On June 3, 1992, the Company completed a cash acquisition of substantially all of the assets of Plastic Science, Inc. ("PSI"), a manufacturer of plastic injection molding components located in Corona, California. The acquisition was accomplished through a subsidiary of the Company, Ny-Glass Plastics, Inc. ("Ny-Glass") which continued the business of PSI under the Ny-Glass name in Corona, California. At the time of the acquisition, Ny-Glass entered into a ten (10) year building lease with respect to the premises formerly occupied by PSI.

                 In September 1992, the Ny-Glass division of the Company, located in Paramount, California, moved to Corona, California and consolidated with the Ny-Glass subsidiary.

                 As of April 30, 1994, Calnetics acquired all of the capital stock of Agricultural Products, Inc. ("API") for $4,402,144 by payment of $4,000,102 in cash obtained from long-term bank financing, and $402,042 in unsecured notes payable to the API shareholders. API owns two plants, consisting of 50,000 square feet in Ontario, California and 30,000 square feet in Winter Haven, Florida. API's executive offices are located on site with the plant in Ontario, California.

Financial condition.

                 There were no significant changes in current assets or current liabilities of the Company between March 31, 1995,the end of the third quarter, and June 30, 1994, except for (1) increases in receivables and inventory, partially offset by an increase in accounts payable, all attributable to sales increases and (2) the voluntary payment of $250,000, representing six monthly installments, of one of the Company's long term bank loans, the payment of which was in addition to the regular scheduled monthly payments.

Liquidity and Capital Resources.

                 At March 31, 1995, the Company's working capital was $7,061,009, compared to $4,159,765 at the same time a year ago, representing an increase of $2,901,244 primarily due to the acquisition by the Company of API as of April 30, 1994.

                 The Company has a working capital agreement with a bank under which the Company may borrow up to $2,000,000 on an unsecured basis. As of March 31, 1995, the entire amount of $2,000,000 was available under this credit arrangement, which expires on November 30, 1995.

                 The Company has no immediate plans for any significant capital expenditures, and the Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1995. Certain loan agreements limit capital expenditures to $700,000 in 1995 and $500,000 in 1996 and thereafter.

                 The Company continues to experience increases in raw material resin costs and, in turn, is increasing selling prices. Profit margins could be affected if the Company's competition fails to increase their selling prices.

Results of Operations.

Three months ended March 31, 1995 compared to three months ended March 31, 1994

                 Net sales for the three-month period ended March 31, 1995 increased 88% from $4,099,606 in the same period in 1994, to $7,704,812 in 1995; the increase is partially attributed to the acquisition by the Company of API in the fourth quarter of fiscal 1994.

                 Cost of sales as a percentage of sales decreased to 74.1%, during the period January 1, 1995 to March 31, 1995, as compared to 78.8% for the same period in the prior year. The improvement is primarilay attributed to the inclusion of the more favorable profit margins of API resulting from its acquisition by the Company.

                 Selling, general and administrative expenses for the three month period ended March 31, 1995 increased to $1,370,015 as compared with $618,884 for the same period in the prior year, an increase of 121%; the increase due primarily to the API acquisition.

                 Net income for the current three-month period was $279,703 as compared with $135,385, for the same period in the prior year, after provisions for income taxes of $209,721 and $99,800 for the three months ended March 31, 1995 and 1994, respectively. Earnings per common share and common share equivilant increased to $0.09 from $0.05 per share for the three months ended March 31, 1995 and 1994, respectively. The increase in net income is attributed primarily to the acquisition of API in the fourth quarter of fiscal 1994.

Nine Months ended March 31, 1995 compared to nine months ended March 31, 1994

                 Net sales for the nine-month period ended March 31, 1995 increased 76.4% from $11,694,159 in 1994, to $20,627,574 in 1995; the increase is attributed primarily to the acquisition of API in the fourth quarter of fiscal 1994.

                 Cost of sales as a percentage of sales decreased to 75%, during the period July 1, 1994 to March 31, 1995, as compared to 78.1% for the same period in the prior year. The improvement is primarily attributed to the inclusion of the more favorable profit margins of API resulting from its acquisition by the Company.

                 Selling, general and administrative expenses increased to $3,672,210 for the nine-month period ended March 31, 1995 as compared with $1,880,638 for the same period in the prior year. The increase is mainly attributed to the acquisition of API in April, 1994.

                 Net income for the current nine-month period was $628,908 as compared with $366,458, for the nine-month period ended March 31, 1994 after provisions for income taxes of $460,944 and $262,800 for the nine months ended March 31, 1995 and 1994, respectively. The improvement in net income was primarily attributed to the acquisition of API in the fourth quarter of fiscal 1994.


                          PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 None.


27.1             Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CALNETICS CORPORATION
                                           (Registrant)


Dated:  April 26, 1995            /s/ Clinton G. Gerlach
                                  -------------------------------
                                           Clinton G. Gerlach
                                           President


Dated:  April 26, 1995            /s/ Teresa S. Louie
                                  -------------------------------
                                           Teresa S. Louie
                                           Treasurer