Form 10-K405
period 1995-06-30
CALNETICS CORP
filed 1995-09-26
CIK 277376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from ____________ to ____________
Commission File Number:  0-8767

                             CALNETICS CORPORATION
             (Exact name or registrant as specified in its charter)

     CALIFORNIA                          95-2303687
     (State or jurisdiction of           (I.R.S. Employer
     incorporation or organization)      Identification No.)

20401 PRAIRIE STREET, CHATSWORTH, CALIFORNIA           91311
  (Address of principle executive offices)           (zip code)

                                 (818) 886-9819
               Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange on
  Title of each class               which registered
  -------------------        ------------------------------
          None                            ---

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, no par value.
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $5,618,000 as of August 3, 1995.

                                   2,914,799
      (number of shares of common stock outstanding as of August 3, 1995)

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders, to be held November 9, 1995, are incorporated by reference in Part III hereof.

Exhibit Index Located on Pages 34 through 38.

                                     PART I

ITEM 1.  BUSINESS.
                                    GENERAL

  Calnetics Corporation, a California corporation ("Calnetics") and its wholly-owned subsidiaries, Manchester Plastics Co., Inc., a California corporation ("Manchester"), Ny-Glass Plastics, Inc., a California corporation ("Ny-Glass"), and Agricultural Products, Inc., a California corporation ("API"), are hereinafter referred to together as the "Company". Calnetics was incorporated under the laws of the State of California on July 18, 1960. The Company's headquarters are located in Chatsworth, California.

  Manchester manufactures proprietary items and custom products of acrylic, polycarbonate and polystyrene plastic sheet that serve the building materials and industrial plastics industries. Ny-Glass manufactures plastic parts, specializing in injection molding. Ny-Glass operations include the operations of Plastic Science, Inc. ("PSI"), which were acquired in June 1992 and Ny-Glass was subsequently consolidated with PSI in Corona, California in September 1992. API, which was acquired as of April 30, 1994, manufactures plastic tubing, fittings, filters and accessories that serve the agricultural irrigation industry.

  Approximately 70% of the Company's net sales of $29,172,000 are of proprietary products. The remaining portion of the Company's sales consist of custom fabrication and production parts to individual customers' specifications and are produced for a wide variety of industries.

                            MERGERS AND ACQUISITIONS

  In March 1988, Mr. Clinton G. Gerlach, either directly or through Gerlach Holding Corporation ("GHC"), a Delaware corporation of which Mr. Gerlach was the sole shareholder, acquired an aggregate of 682,004 shares of Calnetics' Common Stock. GHC purchased 300,000 newly-issued shares directly from Calnetics and the remaining shares were purchased by Mr. Gerlach and GHC from individual shareholders of Calnetics. In February 1992, GHC acquired all of the Calnetics' Common Stock holdings owned by Larry Sacks, a former officer and Director of Calnetics, consisting of 403,500 common shares, resulting in an aggregate ownership by GHC of 1,085,504 shares, representing 37% of the total shares outstanding as of June 30, 1995. As of June 30, 1995, Mr. Gerlach owned 52% of the outstanding shares of GHC, with the remaining 48% owned by Mr. Gerlach's son and daughter.

  Since 1989, Calnetics has actively reviewed and pursued potential merger and acquisition candidates with a goal of increasing revenues and profitability. Calnetics intends to continue reviewing potential merger and acquisition candidates in the future and to pursue mergers and acquisitions where warranted. Acquisitions since the beginning of 1989 are described in the following paragraphs.

  On September 18, 1989, Calnetics acquired all of the capital stock of Manchester. Manchester, located in Chatsworth, California, now operates as a wholly-owned subsidiary of Calnetics.

  On June 3, 1992, Calnetics completed the cash acquisition of substantially all of the assets of PSI, a manufacturer of plastic injection molding components located in Corona, California. The acquisition was accomplished through a subsidiary of the Company, Ny-Glass, which continued the business of PSI under the Ny-Glass name in Corona, California. At the time of the acquisition, Ny-Glass entered into a ten (10) year building lease with respect to the premises formerly occupied by PSI. In September 1992, the Ny-Glass division of the Company, located in Paramount, California, moved to Corona, California and consolidated with the Ny-Glass subsidiary.

  As of April 30, 1994, Calnetics acquired all of the capital stock of API for $4,402,144 by payment of $4,000,102 in cash obtained from long-term bank financing, and $402,042 in unsecured notes payable to the API shareholders. API owns two plants, consisting of 50,000 square feet in Ontario, California and 30,000 square feet in Winter Haven, Florida. API's executive offices are located on site with the plant in Ontario, California.

                            CUSTOMERS AND MARKETING

  No customer accounted for ten (10%) percent or more of the Company's net sales and export sales accounted for less than five (5%) percent of total sales.

  The Company's marketing efforts at all four facilities are conducted by in-house personnel and a limited number of outside sales personnel and independent manufacturers representatives.

                                 RAW MATERIALS

  The principal raw materials used by the Company with respect to the manufacture of its products are resins for producing plastic parts. Based on market and economic conditions, as of July 31, 1995, the Company was not experiencing shortages in supply, other than nominal shortages of polycarbonate resin at Manchester, but was experiencing increases in the price of resins. However, there can be no assurances that additional shortages will not result. All items, except polycarbonate resin, necessary for the production of the Company's products are purchased from a variety of suppliers.

                                    PATENTS

  The Company presently does not hold any patents, trademarks, franchises, licenses, or concessions which are material to its operations.

                             ENVIRONMENTAL MATTERS

  The Company believes that its policy in controlling the use and discharge of hazardous materials is in compliance with applicable local, state and federal regulations. The Company does not currently anticipate that any assertions of noncompliance with such laws will materially adversely affect its earnings or competitive position, or will require any material capital expenditures during fiscal 1996.


                                  SEASONALITY

  The Company's business (excluding API) is not of a seasonal nature. The Company is diversified across numerous industry lines and customers, and it has not experienced any substantial seasonal variation to date. API's business historically has been seasonal in nature, with demand for its irrigation products being highest during the spring and early summer. In fiscal 1995, the Company's revenue reflected this trend, with $12,922,762 of revenue in the first half of the fiscal year (July - December) and $16,249,344 during the remainder of the fiscal year.

                                   INVENTORY

  The Company maintains what it considers a normal supply of its raw material resins ranging from 30 to 60 days' supply in inventory. These amounts are not increased except in times of expected shortages.

  The Company maintains an inventory of raw materials and finished goods for sale in order to respond quickly to customer demand. (See Note 2 of Notes to Consolidated Financial Statements.) While such raw materials and finished goods on hand represent a significant commitment of the Company's working capital, the Company believes that a rapid response to customer catalog orders is essential and that its inventory practices are typical of the industry in which it competes.

                                    BACKLOG

  The Company's backlog of orders consists of written purchase orders and telephone orders generally confirmed in writing or by substantially concurrent delivery and acceptance of product. The Company estimates that approximately 80% of its sales orders are written. The Company normally does not offer cancellation rights and considers its backlog to be firm. The Company's backlog at June 30, 1995 and at the end of the preceding fiscal year was as follows:

                                               JUNE 30
                                      ---------------------------
                                         1995             1994
                                      ---------------------------
   All Company Products               $2,290,000       $2,365,000

It is anticipated that approximately 95% of the backlog at June 30, 1995 will be filled during the 1996 fiscal year.

                              GOVERNMENT CONTRACTS

  The Company does not have any government contracts or any other contracts which are subject to renegotiation of profits or termination at the election of the government.


                         CURRENT BORROWING ARRANGEMENTS

  Calnetics, Ny-Glass and Manchester have a credit agreement for a $2,000,000 bank unsecured line of credit, subject to certain conditions. As of June 30, 1995, no outstanding balances existed on this bank credit line. The credit agreement expires November 30, 1995 and bears interest at the bank's reference rate at June 30, 1995 plus 1/2% (9.25% at June 30, 1995). (See Notes 3 and 4 to the Consolidated Financial Statements.)

  To finance the acquisition of API, the Company entered into two five-year collateralized bank term loans with two banks for a total of $4.5 million, with one such loan bearing interest at the bank's reference rate at June 30, 1995 (9% at June 30, 1995) plus 3/4%, and the other loan bearing interest at the bank's prime rate at June 30, 1995 (9% at June 30, 1995) plus 3/4%. As part of the API purchase price, the Company also executed unsecured promissory notes totaling $402,042, payable to the former API shareholders, with interest payable semi-annually at a rate of 7.50% per annum and principal payable in four equal annual installments beginning June 1996. (See Note 4 to the Consolidated Financial Statements.)

  As part of the acquisition of API, the Company assumed an industrial revenue bond payable of $1,455,000 at June 30, 1995, principal due in annual sinking fund installments ranging from $15,000 to $130,000 through December 2021, plus interest due monthly with an adjustable interest rate, which was 4.7% at June 30, 1995. In addition, the Company assumed mortgages payable to a bank of $294,663 at June 30, 1995, secured by the related building and land, payable in monthly installments at an interest rate of three-quarter percent (3/4%) over the bank's prime rate with a balloon payment of $201,415 due on March 5, 2000. (See Note 4 to the Consolidated Financial Statements.)

                                  COMPETITION

  The Company encounters competition from many competitors, many of which are larger and have greater financial resources. The number of businesses in the plastics manufacturing industry in which the Company competes is impossible to estimate, but it consists of numerous small and large corporations and proprietorships. To the Company's knowledge, no single competitor is dominant.

  Competition is principally based on price, product quality, customer service and the ability to deliver products on schedule. The Company believes it has developed a good following in the industries it serves including a favorable reputation for product quality and prompt and reliable customer service.

                            RESEARCH AND DEVELOPMENT

  The Company conducts routine product analysis to develop additional catalog and custom products as part of its normal operations; however, the expenditures required for such developments have not been and are not anticipated to be material to the Company's operations.

                      IMPACT OF ENVIRONMENTAL REGULATIONS

  The Company does not expect any assertions of noncompliance of environmental issues with respect to local and Federal regulations nor does it expect that such laws will materially adversely affect the Company's earnings or competitive position or require material expenditures in fiscal 1996.

                                   EMPLOYEES

  At June 30, 1995, the Company employed approximately 220 employees, none of which are subject to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced any work stoppage from any labor dispute.

ITEM 2.  PROPERTIES.

  The Company operates from leased facilities in Chatsworth, California and Corona, California. The Chatsworth facilities consist of a one-floor, 56,600 square foot building and the Corona facilities consist of a one-floor, 30,000 square foot building. At the Manchester facility in Chatsworth, the lease expires on December 6, 1999. At the Ny-Glass facility in Corona, the lease expires on May 31, 2002.

  The Company also operates from two plants owned by API, consisting of facilities of 50,000 square feet in Ontario, California and 30,000 square feet in Winter Haven, Florida.

  The Company believes the above facilities are in good repair, adequate for the Company's current operations, and sufficient to accommodate up to a forty (40%) percent increase of present production levels, which would, however, require additional equipment, and in certain cases, additional semi-skilled labor.

ITEM 3.  LEGAL PROCEEDINGS.

  The Company is not currently subject to any legal actions which are expected to have a material adverse effect on its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

  The names, ages and positions of all the executive officers of the Company as of August 3, 1995 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the Directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers or any arrangements or understandings between any officers and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

        NAME          AGE        POSITION
  ------------------  ---   -----------------------
  Clinton G. Gerlach   69   President and Chairman
                            of the Board

  Michael A. Hornak    52   Vice President

  Steven L. Strawn     41   Vice President

  Teresa S. Louie      41   Treasurer

  Mary Livingston      56   Secretary

  Lon Schultz          61   President and Director of API

  Clinton G. Gerlach has served as the President, Chairman of the Board and Chief Executive Officer of the Company since March of 1988 and the Chairman of the Board and Director of Manchester since September 1989, and Director, Chairman of the Board and Chief Executive Officer of Ny-Glass since June 1992, and Director and Chairman of the Board of API since June 1994. Mr. Gerlach was the Chairman of the Board and Chief Executive Officer of Gerlach Industries, Inc. from November 1983 to December 1986 and was the Chairman of the Board and Chief Executive Officer of Tannetics, Inc. from August 1969 to November 1983. From January 1987 to March 1988, Mr. Gerlach was self employed. Mr. Gerlach is also a Director of Zero Corporation (a manufacturer of cases, cabinets, cooling and cargo enclosures).

  Michael A. Hornak has been a Vice President of the Company since 1974 and a Director of the Company since 1984. Mr. Hornak has also been President of the Ny-Glass Plastics division of the Company since 1985, President, Director and Chief Financial Officer of Ny-Glass since June 1992, and was President of the Hydro Flight division of the Company from 1983 to 1985.

  Steven L. Strawn has been a Vice President of the Company since September 1989 and Director since February 1992. Mr. Strawn has also been President and Chief Operating Officer of Manchester since 1989 and has held various other positions with its predecessor, Manchester Products, from 1980 to 1989.

  Teresa S. Louie has been with the Company since August 1973 and was appointed Treasurer of Calnetics in February 1992, and has held various offices with the Company including Assistant Treasurer, Assistant Secretary and Controller.

  Mary Livingston rejoined the Company in March of 1995 and had worked previously as Mr. Gerlach's Executive Secretary from 1984 through 1990. Ms. Livingston owned and operated a retail shop in Marina del Rey, California from 1990 through 1994. Prior to employment with the Company, Ms. Livingston was an Executive Secretary at Continental Airlines.

  Lon Schultz is the Founder, President and a Director of API. API was formed in 1973 and Mr. Schultz has been the Chief Executive Officer of API since the date of inception. Mr. Schultz has also been a Director of Story Plastics, Inc. since 1975.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

(a)  Market Information

  Calnetics common stock is traded in the over-the-counter market and is quoted in the National Daily Quotation Service, under the CALN symbol. The following table sets forth the high and low bid and asked quotations for the periods indicated. Quotations represent prices between dealers, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common stock price information (in dollars):

                                  BID              ASKED
                             --------------------------------
                             HIGH      LOW      HIGH     LOW
                             -----    -----     -----   -----
Year Ended June 30, 1995
  First Quarter              3-1/4    2-3/4     3-1/2    3
  Second Quarter             4        2-3/4     4-1/2    3
  Third Quarter              5-3/4    3-1/4     6-1/4    3-3/4
  Fourth Quarter             5-1/4    3-1/2     5-3/4    4

Year Ended June 30, 1994
  First Quarter              2-3/8    2-3/8     2-3/4    2-3/4
  Second Quarter             3        2-3/4     3-1/8    3-1/8
  Third Quarter              2-7/8    1-3/4     3-3/8    2-1/8
  Fourth Quarter             3        2-1/2     3-1/4    2-7/8

(b)  Number of shareholders of record as of August 3, 1995 - 270.

(c)  To date the Company has not paid any dividends.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                               YEAR ENDED JUNE 30
                                                                  (IN DOLLARS)
                            ----------------------------------------------------------------------------------------
                               1995               1994                1993               1992                1991
                            ----------         ----------          ----------         ----------          ----------
Net sales                   29,172,106         17,996,617          16,564,448         13,570,688          13,388,753

Net income                   1,006,066            616,975             502,176            407,222             422,324
Earnings per                       .33                .21                 .17                .14                 .15
common share

Capital                        512,153            113,884             340,617            180,549             246,950
expenditures

Total assets                17,122,578         16,376,776           7,484,777          7,894,373           7,006,003
Long-term debt               5,551,284          6,284,524                 ---            234,375             667,630

Shareholders'                7,136,146          6,099,882           5,296,342          4,794,166           4,382,569
equity
                            ==========         ==========          ==========         ==========          ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             MANCHESTER ACQUISITION

  In September 1989, the Company acquired Manchester. The acquisition expanded the Company's operations to include the manufacturing of acrylic, polycarbonate and polystyrene plastic sheet that serves the building materials and industrial plastics industries. Prior to the acquisition, the Company was primarily engaged in the manufacturing of molded plastic components by injection, transfer and compression processes.

                                PSI ACQUISITION

  On June 3, 1992, the Company acquired for cash substantially all of the assets of PSI, a manufacturer of plastic injection molding components located in Corona, California. The acquisition was accomplished through a subsidiary of the Company, Ny-Glass, which continued the business of PSI, under the Ny-Glass name in Corona, California.

  The cash purchase price paid for the assets acquired amounted to $320,100, $250,000 of which was obtained from a short-term bank loan, utilizing the Company's then existing credit line of $1,000,000.

  Current assets acquired as part of the acquisition amounted to $354,182 and current liabilities assumed totaled $306,081.

                                API ACQUISITION

  In fiscal 1994, the Company completed the acquisition of all of the outstanding stock of API of Ontario, California from the API shareholders effective as of April 30, 1994. The purchase price was $4,402,144, consisting of cash of $4,000,102 and unsecured promissory notes payable to the selling shareholders of $402,042. API, which was a closely held private company, is a manufacturer of plastic water handling products, including tubing, filters and drip system accessories with manufacturing plants in Ontario, California and Winter Haven, Florida.

  Net assets acquired totaled $3,528,341, resulting in recording of goodwill of $873,803 which is being amortized on a straight-line basis over 20 years.

                          CHANGE IN INVENTORY PRICING

  Beginning July 1, 1994, the Company changed its method of pricing finished goods inventories at Manchester from FIFO to LIFO. The change in method was made to more properly match current expenses with revenues and to improve cash flow which was reduced due to the effects of increases in certain costs of raw materials.

  At June 30, 1995, if the FIFO method had been used to value Manchester finished goods inventories, the stated value of inventories would have been approximately $408,000 higher and the effect on 1995 operations would have increased income before provision for income taxes by $408,000, net income by $230,000 and earnings per common share and common share equivalent by $.07 (See
Note 2 to the Consolidated Financial Statements).

                             RESULTS OF OPERATIONS
                            1995 COMPARED WITH 1994

  Net sales for the fiscal year ended June 30, 1995 increased 62% from $17,996,617 to $29,172,106. The increase is principally attributed to the
Company's ownership of API.   API operating results were included for only two
months in fiscal 1994 as compared to twelve months in fiscal 1995.

  Cost of sales, as a percentage of sales, decreased to 74.5% for the twelve months ended June 30, 1995, as compared to 75.7% for the same period in the prior year. The decrease is primarily attributed to the increased sales volume in 1995 as compared with 1994.

  Selling, general and administrative expenses increased during the twelve months ended June 30, 1995 to $5,187,534, as compared with $3,253,056 for the same period in the prior fiscal year. The increase is attributed to the increased sales volume in 1995 as compared with 1994 in large part due to the addition of API.

  Net income for the year ended June 30, 1995 amounted to $1,006,066 after provision for income taxes of $739,000, as compared with $616,975 after a provision for income taxes of $522,000 in the previous year. Income per share increased from $0.21 per share in 1994 to $0.33 per share in 1995. The increase in net income and income per share is primarily attributed to increased sales volume primarily from the API acquisition.

                             RESULTS OF OPERATIONS
                            1994 COMPARED WITH 1993

  Net sales for the twelve months ended June 30, 1994 increased 9% from $16,564,448 to $17,996,617. The increase was primarily attributed to the acquisition of API and the resultant inclusion of API's sales for May and June, 1994 as well as the record performance in sales by Manchester.

  Cost of sales, as a percentage of sales, decreased to 75.7% for the twelve months ended June 30, 1994, as compared with 77.3% for the same period in the prior year. The decrease was primarily attributed to the higher profit margins generated by API for May and June, 1994, the period which includes API's operating results.

  Selling, general and administrative expenses increased during the current fiscal year to $3,253,056 as compared with $2,868,729 for the twelve months ended June 30, 1994. The increase was primarily attributed to the inclusion of API's expenses for May and June, 1994.

  Net income for the year ended June 30, 1994 was $616,975 after provision for income taxes of $522,000, as compared with net income of $502,176 after a provision for income taxes of $368,300 in the previous year. Income per share increased from $0.17 per share in 1993 to $0.21 per share in 1994.

  The increases in net income and income per share are, in part, attributed to the acquisition of API as of April 30, 1994, and the resultant inclusion of API's income for the months of May and June, 1994 as well as the record performance in income by Manchester.

                        LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1995, the primary source of liquidity for the Company was cash generated from operations.

  Working capital at June 30, 1995 increased to $7,234,385 as compared with $6,789,446 at June 30, 1994, and current ratios are 2.7 and 2.8 at June 30, 1995 and 1994, respectively.

  Expenditures for property and equipment were $512,153 for the fiscal year ended June 30, 1995 as compared with $113,884 (except for property and equipment acquired in connection with the acquisition of API) for the fiscal year ended June 30, 1994. The Company has no immediate plans for any significant capital expenditures in fiscal 1996. The Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1996. Certain loan agreements limit capital expenditures to $500,000 in 1996 and thereafter.

  The Company has a credit agreement with a bank under which the Company may borrow up to $2,000,000 on an unsecured basis. No borrowings were made against this credit line in fiscal 1995. The agreement expires on November 30, 1995 and bears interest at the bank's reference rate plus 1/2% (9.50% at June 30, 1995).

  Although the impact of inflation is difficult to accurately assess, management of the Company does not believe that inflation has had a significant impact on the Company's net sales and revenues, or on income from continuing operations in the current period, or in the two preceding fiscal years.

  As part of the Company's business strategy, the Company frequently evaluates potential acquisitions of companies in the thermoplastics industry and in other industries which management believes offer significant growth opportunities. The Company has no present understanding or commitment with respect to any acquisition.

  The Company expects to finance any future acquisitions through either cash flow from operations, borrowings under existing or future credit facilities or the issuance of debt or equity securities. The Company also may consider the issuance of long-term convertible subordinated debentures or the issuance of convertible preferred stock to enhance long-term liquidity.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

  The financial statements are listed under Part IV, Item 14 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                            DIRECTORS OF THE COMPANY

  The information under "Election of Directors" in the 1995 Proxy Statement is incorporated herein by reference.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The "Executive Officers of the Company" are discussed under Part I, Item 4A of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

  The information under the captions "Information Regarding the Board of Directors," "Committees" and "Executive Compensation" in the 1995 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Clinton G. Gerlach (1)   1,185,504 (2)(6)     39%

  Fred E. Edward (1)         202,064 (3)(6)      6

  Raymond H. Heller (1)       71,230 (4)(6)      2

  Michael A. Hornak (1)      144,500 (5)(8)      5

  Lon Schultz (1)             51,500 (9)         2

  Steven L. Strawn (1)       140,000 (6)(7)(8)   5

  Teresa S. Louie (1)         10,200 (5)        __

  Mary Livingston (1)          5,100            __

  All Directors and
  Officers as a Group
  (8 persons)              1,810,098            59%



  (1)  20401 Prairie Street, Chatsworth, California 91311

  (2) Includes 1,085,504 shares held of record by GHC, a Delaware corporation owned by the following entities or individuals by the percentages indicated: The Gerlach Family Trust (52%) and Mr. Gerlach's son and daughter, Clinton G. Gerlach II (24%) and Kimberlee Ann Grot (24%).
       Each of the GHC shareholders has a right of first refusal on a prorata basis covering the GHC stock owned by the remaining GHC shareholders pursuant to a right of first refusal agreement dated July 1, 1992. Also includes (i) 10,000 shares of Common Stock held of record by the Gerlach Family Trust and (ii) 90,000 shares of Common Stock held of record by Mr. Gerlach's nephew, Charles Gerlach, as to which Mr. Gerlach has sole voting power.

  (3) Held of record by the Fred and Evelyn Edward Family Trust, Fred Edward, Trustee, (the "Edward Trust").

  (4) Held of record by the Raymond H. and Hollyce O. Heller Revocable Trust of 1982 (the "Heller Trust").

  (5)  Jointly owned with spouse.

  (6) Mr. Gerlach has the right of first refusal on a prorata basis covering the 71,230 shares of Common Stock owned by the Heller Trust and the 202,064 shares of Common Stock owned by Edward Trust, pursuant to certain right of first refusal agreements, dated as of September 18, 1989. In addition, pursuant to agreements Mr. Gerlach, through GHC, has rights of first refusal covering (i) 40,000 shares of Common Stock owned by Steven L. Strawn, a Vice President and Director of the Company and
       (ii) 70,000 shares of Common Stock owned by other shareholders of the Company.

  (7) Includes currently exercisable options with the Company to acquire 45,000 shares of Common Stock at an exercise price of $1.438 per share.

  (8) Includes currently exercisable options with the Company to acquire 16,667 shares of Common Stock at an exercise price of $2.00 per share, a portion of a 50,000 share option grant, which is exercisable in one-third increments in March of 1995, 1996 and 1997.

  (9) Includes currently exercisable options with the Company to acquire 16,667 shares of Common Stock at an exercise price of $3.00 per share, a portion of a 50,000 share option grant, which is exercisable in one-third increments in July of 1995, 1996 and 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not Applicable.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                          Page reference to
                                                           this Form 10-K
                                                          -----------------
1. EXHIBITS

   See Exhibit Index on pages 34 through 38 of this Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

   Independent Auditors' Report                                    F-2

   Consolidated Balance Sheets,
     June 30, 1995 and 1994                                        F-3

   Consolidated Statements of Income
     and Retained Earnings for the Years
     Ended June 30, 1995, 1994 and 1993                            F-5

   Consolidated Statements of Shareholders' Equity
     Years ended June 30, 1995, 1994 and 1993                      F-6

   Consolidated Statements of Cash Flows for
     the Years Ended June 30, 1995, 1994 and 1993                  F-7

   Notes to Consolidated Financial
     Statements                                                    F-9

   Schedule II - Valuation and Qualifying Accounts                 F-18

SCHEDULES OMITTED:

  Schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statement named above or in the notes thereto.

3. REPORTS ON FORM 8-K

   During the quarter ended June 30, 1995, the Company did not file a Form 8-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Directors and Shareholders of Calnetics Corporation:

We have audited the accompanying consolidated balance sheets of CALNETICS CORPORATION (a California Corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calnetics Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP

Los Angeles, California
July 27, 1995

                            CALNETICS CORPORATION
                               AND SUBSIDIARIES


             CONSOLIDATED BALANCE SHEETS--JUNE 30, 1995 AND 1994


                                    ASSETS

                                                                            1995           1994
                                                                        -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 1,580,974     $ 1,853,091
  Accounts receivable, net of allowances of $263,000
    and $198,000 in 1995 and 1994, respectively                            4,448,526       4,254,797
  Inventories                                                              4,962,037       4,176,531
  Prepaid expenses                                                           312,996         148,397
  Deferred income taxes                                                      272,000         232,000
                                                                         -----------     -----------
        Total current assets                                              11,576,533      10,664,816
                                                                         -----------     -----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                                       466,288         466,288
  Buildings and leasehold improvements                                     2,204,992       2,177,356
  Machinery and equipment                                                  3,752,505       3,521,932
  Furniture and fixtures                                                     224,251         190,558
                                                                         -----------     -----------
                                                                           6,648,036       6,356,134
  Less--Accumulated depreciation and amortization                          2,776,164       2,364,239
                                                                         -----------     -----------
                                                                           3,871,872       3,991,895
                                                                         -----------     -----------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $259,938 and
    $187,617 in 1995 and 1994, respectively                                1,472,968       1,545,289
  Deposits and other assets                                                  201,205         174,776
                                                                         -----------     -----------
                                                                           1,674,173       1,720,065
                                                                         -----------     -----------
                                                                         $17,122,578     $16,376,776
                                                                         ===========     ===========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                            CALNETICS CORPORATION
                               AND SUBSIDIARIES


             CONSOLIDATED BALANCE SHEETS--JUNE 30, 1995 AND 1994


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   1995             1994
                                                -----------      -----------
CURRENT LIABILITIES:
  Current portion of long-term debt             $   338,000      $   488,418
  Accounts payable                                2,650,651        1,880,127
  Customer deposits                                 150,004           80,898
  Accrued liabilities                               707,503          884,875
  Accrued compensation and benefits                 437,797          345,086
  Income taxes payable                               58,193          195,966
                                                -----------      -----------
      Total current liabilities                   4,342,148        3,875,370
                                                -----------      -----------
LONG-TERM DEBT, net of current portion            5,551,284        6,284,524
                                                -----------      -----------
DEFERRED INCOME TAXES                                93,000          117,000
                                                -----------      -----------
COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
  Preferred stock:
    Authorized--2,000,000 shares
    Issued and outstanding--0 shares                  -                -
  Common stock, no par value:
    Authorized--20,000,000 shares
    Issued and outstanding--2,914,799
      and 2,893,799 shares in 1995
      and 1994, respectively                      2,397,635        2,367,437
  Retained earnings                               4,738,511        3,732,445
                                                -----------      -----------
      Total shareholders' equity                  7,136,146        6,099,882
                                                -----------      -----------
                                                $17,122,578      $16,376,776
                                                ===========      ===========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                            CALNETICS CORPORATION
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995



                                                                 1995              1994            1993
                                                              -----------       -----------     -----------
NET SALES                                                     $29,172,106       $17,996,617     $16,564,448

COST OF SALES                                                  21,739,246        13,628,257      12,799,046
                                                              -----------       -----------     -----------
Gross profit                                                    7,432,860         4,368,360       3,765,402

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                      5,187,534         3,253,056       2,868,729
                                                              -----------       -----------     -----------

          Income from operatons                                 2,245,326         1,115,304         896,673
                                                              -----------       -----------     -----------

OTHER INCOME (EXPENSE):
  Gain on sale of property and equipment                            6,500               760          16,620
  Interest and other income                                        27,345            65,127          10,786
  Interest expense                                               (534,105)          (42,216)        (37,279)
  Other expense                                                      -                 -            (16,324)
                                                              -----------       -----------     -----------
                                                                 (500,260)           23,671         (26,197)
                                                              -----------       -----------     -----------
          Income before provision for
            income taxes                                        1,745,066         1,138,975         870,476

PROVISION FOR INCOME TAXES                                        739,000           522,000         368,300
                                                              -----------       -----------     -----------
          Net income                                          $ 1,006,066       $   616,975     $   502,176
                                                              ===========       ===========     ===========

Earnings per common share and common
  share equivalent                                            $       .33       $       .21     $       .17
                                                              ===========       ===========     ===========
Weighted average number of shares
  outstanding                                                   3,030,283         2,921,854       2,879,096
                                                              ===========       ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                            CALNETICS CORPORATION
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995


                                          Common Stock
                                   -------------------------                     Total
                                     Shares                      Retained     Shareholders'
                                   Outstanding      Amount       Earnings        Equity
                                   -----------    ----------    ----------    -------------
BALANCE, June 30, 1992              2,793,799     $2,180,872    $2,613,294     $4,794,166

  Net income                            -              -           502,176        502,176
                                    ---------     ----------    ----------     ----------

BALANCE, June 30, 1993              2,793,799      2,180,872     3,115,470      5,296,342

  Net income                            -              -           616,975        616,975
  Exercise of stock options            90,000         81,565         -             81,565
  Shares issued for services           10,000         20,000         -             20,000
  Extension of stock option
    term (Note 7)                       -             85,000         -             85,000
                                    ---------     ----------    ----------     ----------
BALANCE, June 30, 1994              2,893,799      2,367,437     3,732,445      6,099,882

  Net income                            -              -         1,006,066      1,006,066
  Exercise of stock options            21,000         30,198         -             30,198
                                    ---------     ----------    ----------     ----------
BALANCE, June 30, 1995              2,914,799     $2,397,635    $4,738,511     $7,136,146
                                    =========     ==========    ==========     ==========




The accompanying notes are an integral part of these consolidated statements.

                            CALNETICS CORPORATION
                               AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995


                                                                 1995                1994                1993
                                                              ----------          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $1,006,066          $  616,975          $  502,176
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              704,497             444,833             375,562
      Provision for doubtful accounts                             93,521              52,521              55,000
      Gain on sale of property, plant and
        equipment                                                 (6,500)               (760)            (16,620)
      Provision (benefit) for deferred
        income taxes                                             (64,000)             24,000              12,133
      Common stock issued for services                              -                 20,000               -
      Extension of stock option term                                -                 85,000               -
      Change in operating assets and liabilities,
        net of effects from acquisitions:
          Decrease (increase) in:
            Accounts receivable                                 (287,260)            589,945             (49,997)
            Inventories                                         (785,506)            (28,860)             80,207
            Prepaid expenses                                    (164,599)             75,472             (27,767)
            Deposits and other assets                            (26,429)            (66,232)             13,172
          Increase (decrease) in:
            Accounts payable                                     770,524            (683,303)           (411,840)
            Customer deposits                                     69,106              26,774              34,145
            Accrued liabilities and compensation
              and benefits                                       (84,661)            518,890             (127,571)
            Income taxes payable                                (137,773)            178,000                6,876
                                                              ----------          ----------           ----------
          Net cash provided by operating activities            1,086,996           1,853,255              445,476
                                                              ----------          ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant
    and equipment                                                  6,500               4,000               49,968
  Purchases of property, plant and equipment                    (512,153)           (113,884)            (340,617)
  Cash used in acquisitions                                        -              (4,000,102)               -
                                                              ----------          ----------           ----------
          Net cash used in investing activities                 (505,653)         (4,109,986)            (290,649)
                                                              ----------          ----------           ----------


                                             1995          1994         1993
                                          ----------    -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under line of credit
    agreement                             $    -        $  (100,000)  $(150,000)
  Proceeds from long-term debt                 -          4,500,000       -
  Repayments of long-term debt              (883,658)      (897,887)   (234,375)
  Net proceeds from issuance of
    common stock                              30,198         81,565       -
                                          ----------    -----------   ---------
        Net cash provided by (used
          in) financing activities          (853,460)     3,583,678    (384,375)
                                          ----------    -----------   ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      (272,117)     1,326,947    (229,548)

CASH AND CASH EQUIVALENTS,
  beginning of year                        1,853,091        342,723     572,271

CASH OF ACQUIRED ENTITY                        -            183,421       -
                                          ----------    -----------   ---------
CASH AND CASH EQUIVALENTS,
  end of year                             $1,580,974    $ 1,853,091   $ 342,723
                                          ==========    ===========   =========


 The accompanying notes are an integral part of these consolidated statements.

                            CALNETICS CORPORATION
                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1995


1.      Basis of Presentation


Calnetics Corporation (the Company) is engaged in manufacturing operations at three wholly owned subsidiaries:

Manchester Plastics, Co., Inc. (Manchester), which is located in Chatsworth, California, primarily manufactures proprietary products consisting of acrylic, polycarbonate and polystyrene plastic sheets for the building material and industrial plastics industries.

Ny-Glass Plastics, Inc. (Ny-Glass), formerly Plastic Science, Inc. (PSI), which is located in Corona, California, and the former Ny-Glass Plastics Division, formerly located in Paramount, California, manufactures custom plastic injection molding components for original equipment manufacturers and high-quality, close-tolerance molded plastic components for a wide variety of industries. Approximately one-fifth of its production is proprietary, consisting of products for the electronic, computer, automotive and other high-tech industries.

Agricultural Products, Inc. (API), which has facilities in Ontario, California and Winter Haven, Florida, manufactures and distributes various irrigation hoses, fittings and other products primarily for the agriculture industry.

Effective April 30, 1994, the Company acquired all of the outstanding stock of API for $4,402,144, which included a cash payment of $4,000,102 obtained for long-term bank financing and $402,042 in notes payable to the former API shareholders.

The API acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as follows:

                Cash                                    $   183,421
                Accounts receivable                       2,491,788
                Inventories                               1,532,340
                Other current assets                        124,529
                Property, plant and equipment, net        3,273,197
                Other noncurrent assets                     897,812
                Current liabilities                      (1,840,121)
                Long-term debt                           (2,260,822)
                                                        -----------
                                                        $ 4,402,144
                                                        ===========

The other noncurrent assets include goodwill of $873,803 which is being amortized on a straight-line basis over 20 years.

        The results of operations of API from April 30, 1994 have been included in the accompanying consolidated financial statements. The following summarized unaudited pro forma financial information assumes the acquisition occurred on July 1, 1993:

                                                   Year Ended
                                                     June 30,
                                                       1994
                                                   -----------
                                                   (Unaudited)
        Ne sales                                   $26,849,000
                                                   ===========
        Net income                                 $   699,000
                                                   ===========
        Earnings per common share                  $       .24
                                                   ===========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

    REVENUE RECOGNITION

        Revenue on product sales is recognized at the time of shipment.

    INVENTORIES

        Inventories include costs of materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) and the last-in, first-out (LIFO) methods. The LIFO method is used for the finished goods inventory at Manchester and totals approximately $1,727,000. Inventories consist of the following:

                                         1995              1994
                                      ----------        ----------
        Raw materials                 $2,402,121        $1,954,757
        Finished goods                 2,559,916         2,221,774
                                      ----------        ----------
                                      $4,962,037        $4,176,531
                                      ==========        ==========

        Beginning July 1, 1994, the Company changed its method of pricing finished goods inventories at Manchester from FIFO to LIFO. The change in method was made to more properly match current expenses with revenues and to improve cash flow which was reduced due to the effects of increases in certain costs of raw materials.

        At June 30, 1995, if the FIFO method had been used to value Manchester finished goods inventories, the stated value of inventories would have been approximately $408,000 higher and the effect on 1995 operations would have increased income before provision for income taxes by

$408,000, net income by $230,000 and earnings per common share and common share equivalent by $.07.

    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost. The Company follows the policy of capitalizing expenditures which materially increase asset lives and charging ordinary maintenance and repairs to operations as incurred. Amounts expensed as maintenance and repairs were approximately $370,000, $163,000 and $178,000 in 1995, 1994 and 1993, respectively.

When assets are sold or disposed of, the cost and related depreciation are removed from the accounts and any resulting gain or loss is included in income.

Property, plant and equipment are depreciation and amortized using the straight-line and accelerated methods over the following useful lives:

        Building and improvements               7 - 31.5 years
        Leasehold improvements                  term of lease
        Machinery and equipment                 3 - 7 years
        Furniture and fixtures                  5 - 7 years

    GOODWILL

        Goodwill resulted from the purchase of Manchester during 1989 and the purchase of API in 1994. It is being amortized on a straight-line basis over 30 years and 20 years, respectively.

    STATEMENTS OF CASH FLOWS

        For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity date of 90 days or less to be cash and cash equivalents.

        Cash paid for income taxes was approximately $932,000, $330,000 and $349,000 in 1995, 1994 and 1993, respectively. Cash paid for interest was approximately $511,000, $31,000 and $42,000 in 1995, 1994 and 1993,
respectively.

    EARNINGS PER COMMON SHARE

        Earnings per common share and common share equivalent are based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during the related periods. The weighted average number of common stock equivalent shares includes shares issuable upon the assumed exercise of stock options, less the number of shares assumed purchased with the proceeds available from such exercise. Fully diluted net income per share does not differ materially from net income per common share and common share equivalent.

3.  SHORT-TERM BORROWINGS

        The Company has a $2,000,000 unsecured line of credit with a bank. At June 30, 1995, the entire amount of $2,000,000 was available under this credit arrangement, which expires on November 30, 1995. Borrowings under this facility bear interest at the bank's reference rate (9 percent at June 30, 1995) plus 0.5 percent. The line of credit agreement includes certain restrictive covenants which are discussed in Note 4 below.

4.  LONG-TERM DEBT

        At June 30, 1995 and 1994, long-term debt consists of the following:

                                                          1995          1994
                                                       ----------    ----------
    Term loans payable to banks, secured by
      inventory and receivables, interest at the
      banks' reference rate (9 percent at June 30,
      1995) plus .75 percent, due in various monthly
      installments of principal and interest through
      July 1, 1999, with balloon payments totaling
      $1,458,462 due on August 1, 1999                 $3,683,316    $4,500,000

    Industrial revenue bond payable, principal due
      in annual sinking fund installments ranging
      from $15,000 to $130,000 through December
      2021, plus interest due monthly based on the
      Issuer's Weekly Adjustable Interest Rates for
      Revenue Bonds (4.7 percent at June 30, 1995),
      secured by a standby letter of credit issued
      by a bank with an annual fee of 1.25 percent      1,455,000     1,470,000

    Loans payable to former API shareholders,
      unsecured, interest payable semi-annually at
      7.50 percent, principal payable in four equal
      annual installments beginning June 1996             402,042       402,042

    Mortgage payable to bank, secured by the related
      building and land, pricipal payable in monthly
      installments of $1,665 plus interest at the
      bank's prime rate (9 percent at June 30, 1995)
      plus .75 percent, with a balloon payment of
      $201,415 due on March 5, 2000                       294,663       314,336

    Equipment term notes payable to banks, secured
      by the related equipment, due in equal monthly
      installments of principal and interest ranging
      from $214 to $780, interest at rates ranging
      from a bank's prime rate (9 percent at June 30,
      1995) plus 1.0 percent to 11.87 percent
      through October 1998                                 54,263        86,564
                                                       ----------    ----------
                                                        5,889,284     6,772,942
    Less--Current portion of long-term debt               338,000       488,418
                                                       ----------    ----------
                                                       $5,551,284    $6,284,524
                                                       ==========    ==========


        The following is a schedule of future principal payments of long-term debt as of June 30, 1995:


                1996                              $  338,000
                1997                                 800,374
                1998                                 803,488
                1999                                 836,748
                2000                               1,750,674
                Thereafter                         1,360,000
                                                  ----------
                                                  $5,889,284
                                                  ==========

        The line of credit agreement (see Note 3), term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At June 30, 1995, the Company was in compliance with all bank covenants.

5.    Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109).

        Under SFAS 109, deferredincome tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

        The components of the deferred income tax asset at June 30, 1995 and 1994 are as follows:


                                                        1995                   1994
                                                      --------               --------
                Allowance for bad debts               $106,000               $ 83,000
                Vacation accrual                        56,000                 47,000
                State taxes                             51,000                 39,000
                Inventory reserve                       30,000                 32,000
                Warranty reserve                        26,000                 22,000
                Other                                    3,000                  9,000
                                                      --------               --------
                                                      $272,000               $232,000
                                                      ========               ========

        The primary component of the deferred income tax liability at June 30, 1995 and 1994 was depreciation.

        The components of the provision (benefit) for income taxes for the years ended June 30, 1995, 1994 and 1993 are as follows:


                                               1995         1994         1993
                                             --------     --------     --------
        Current - Federal                    $621,833     $392,437     $272,005
                - State                       181,167      105,563       84,162
                                             --------     --------     --------
                                              803,000      498,000      356,167
                                             --------     --------     --------

        Current - Federal                     (49,000)      19,000        9,100
                - State                       (15,000)       5,000        3,033
                                             --------     --------     --------
                                              (64,000)      24,000      12,133
                                             --------     --------     --------
        Provision for income taxes           $739,000     $522,000     $368,300
                                             ========     ========     ========


        The components of the provision (benefit) for deferred income taxes for the years ended June 30, 1995, 1994 and 1993 are as follows:


                                               1995         1994         1993
                                             --------     --------     --------
        Allowance for doubtful accounts      $(23,000)    $  9,000     $  -
        Depreciation                           (4,000)      43,000      (29,007)
        Accrued expenses and reserves         (27,000)     (12,000)       -
        Relocation expense                      -            -           42,000
        State taxes                           (12,000)      (6,000)       -
        Other                                   2,000      (10,000)       (860)
                                             --------     --------     --------
                                             $(64,000)    $ 24,000     $ 12,133
                                             ========     ========     ========


        A reconciliation of income taxes at the statutory federal income tax rate and the provisions for income taxes for the years ended June 30, 1995, 1994 and 1993 are as follows:


                                             1995                  1994                   1993
                                      -----------------      -----------------      -----------------
                                       Amount       %         Amount       %         Amount       %
                                      --------     ----      --------     ----      --------     ----
        Income tax at statutory
          federal rate                $593,322     34.0%     $387,252     34.0%     $295,962     34.0%
        State and local income
          taxes, net of federal
          income tax effect            106,449      6.1        69,477      6.1        53,100      6.1
        Amortization of goodwill        35,033      2.0        30,310      2.7        10,200      1.2
        Other items, net                 4,196      0.2        34,961      3.0         9,038      1.0
                                      --------     ----      --------     ----      --------     ----
                                      $739,000     42.3%     $522,000     45.8%     $368,300     42.3%
                                      ========     ====      ========     ====      ========     ====

6.  COMMITMENT

    EMPLOYMENT

        In June 1994, API entered into a three-year employment agreement with a key employee. The agreement states that if the employee dies or becomes disabled or is terminated for cause (as defined in the agreement) during the employment period, the employee or the employee's beneficiary will receive certain fixed payments as defined in the agreement.

    NON-COMPETITION AGREEMENT

        In June 1994, API entered into a non-competition agreement with the former shareholders of API. The agreement expires in June 19999.

    PURCHASE AGREEMENT

        In June 1994, API entered into a four-year purchase agreement with one of its vendors. The minimum purchase quantities are based on historical purchase trends as defined in the agreement and the purchase price of the parts will be the list price as set forth in the agreement and as adjusted in the future based on the mutual agreement of the parties.

    LEASE COMMITMENTS

        The Company leases certain office and manufacturing facilities and equipment under noncancelable operating leases which expire at various dates through May 2002. The aggregate minimum future lease payments under these leases at June 30, 1995 are approximately as follows:


                1996                             $  661,000
                1997                                667,000
                1998                                682,000
                1999                                703,000
                2000                                145,000
                Thereafter                          279,000
                                                 ----------
                                                 $3,137,000
                                                 ==========

        Rental expense charged to operations was approximately $641,000, $595,000 and $624,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

7.  EMPLOYEE STOCK OPTIONS

        In 1988, the Company established an Employee Stock Option Plan under which options to purchase a toal of 275,000 shares of common stock may be granted to certain employees as determined by the Company's Board of Directors. Options granted under this plan vest in equal amounts on the first and second anniversary date of the granting of the options. At June 30, 1995, options to acquire 124,000 shares are outstanding and exercisable under this plan, expiring at various dates through July 24, 1997.

        In 1993, the Company established the 1993 Stock Option Plan, which provides for granting options to purchase up to 250,000 shares of the Company's common stock to employees, officers, directors and consultants of the Company. The 1993 plan is a non-statutory stock option plan and options to purchase 150,000 shares have been granted and are outstanding under this plan at June 30, 1995. Options granted to purchase 100,000 shares expire on March 1, 2003 and vest in three equal amounts on March 1, 1995, 1995, and 1997. The remaining option granted to purchase 50,000 shares (granted in fiscal 1995) expires on July 18, 2004 and vests in three equal amounts on July 19, 1995, 1996 and 1997.

        In fiscal 1995, the board of directors approved the establishment of the 1995 Stock Option Plan, which will provide for granting options to purchase up to 250,000 shares of the Company's common stock.

        At June 30, 1995, 274,000 stock options were outstanding and 157,334 options were exercisable at $1.438 or $2 per share. All options have been granted at prices equal to the fair market value of the common stock at the grant date. No options were granted, exercised or canceled during fiscal 1993.

        The Company extended the expiration date for one year on 1998 options to acquire 85,000 shares. This extension resulted in additional compensation expense of $85,000 in 1994.

        A summary of option activities is as follows:

                                                Number          Option
                                               of Shares        Prices
                                               ---------   ---------------
        Balance, June 30, 1992 and 1993         235,000    $0.875 to 1.438

          Granted                               100,000              2.000
          Exercised                             (90,000)    0.875 to 1.438
          Canceled                                -               -
                                                -------    ---------------
        Balance, June 30, 1994                  245,000     1.438 to 2.000

          Granted                                50,000              3.000
          Exercised                             (21,000)             1.438
          Canceled                                -               -
                                                -------    ---------------
        Balance, June 30, 1995                  274,000    $1.438 to 3.000
                                                =======    ===============

8.      Employee Benefit Plans

        API provides a profit-sharing plan and 401(k) plan for its employees. The Board of Directors can authorize discretionary contributions with no required minimum contribution. API's contribution to the profit-sharing plan for the periods ended June 30, 1995 and 1994 was $120,000 and $60,000, respectively. There were no API contributions to the 401(k) plan for the periods ended June 30, 1995 and 1994.

9.  UNAUDITED QUARTERLY RESULTS

        Unaudited quarterly results of operations for each of the quarters in the three years ended June 30, 1995 are presented below:

                             First        Second         Third        Fourth
                            Quarter       Quarter       Quarter       Quarter
                           ----------    ----------    ----------    ----------
Year ended June 30,
  1995
    Net sales              $6,647,000    $6,275,000    $7,705,000    $8,545,000
    Gross profit            1,590,000     1,579,000     1,992,000     2,272,000
    Net income                170,000       179,000       280,000       377,000
    Earnings per share            .06           .06           .09           .12

  1994
    Net sales               3,938,000     3,656,000     4,100,000     6,303,000
    Gross profit              833,000       855,000       870,000     1,810,000
    Net income                108,000       123,000       135,000       251,000
    Earnings per share            .04           .04           .05           .08

  1993
    Net sales               3,822,000     4,159,000     4,158,000     4,425,000
    Gross profit              816,000       922,000     1,017,000     1,010,000
    Net income                 71,000       115,000       170,000       146,000
    Earnings per share            .02           .04           .06           .05

                                                                     SCHEDULE II

                            CALNETICS CORPORATION
                               AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1995



                                Balance       Additions
                                   at          Charged     Deductions                  Balance
                                Beginning        to           from                    at End of
                                of Period      Expense     Allowance      Other         Period
                                ---------     ---------    ---------     -------      ----------
Allowance for
  doubtful accounts:
  Year ended
    June 30, 1995                $197,525      $93,531      $28,041      $   --        $263,015
                                 ========      =======      =======       =======      ========
  Year ended
    June 30, 1994                $141,399      $52,521      $76,385       $80,000(a)   $197,525
                                 ========      =======      =======       =======      ========
  Year ended
    June 30, 1993                $144,292      $55,000      $57,893       $  --        $141,399
                                 ========      =======      =======       =======      ========


________________

(a) Represents Agricultural Products, Inc.'s allowance for doubtful accounts balance at the date of acquisition.

                               INDEX TO EXHIBITS

                                                             Page In
Exhibit                                                      Sequentially
Number         Description                                   Numbered Copy
- -------        -----------                                   -------------
  3.1     Amended and Restated Articles of                         *
          Incorporation of Calnetics (Exhibit
          3.1 to Form 10-K filed September
          25, 1989).

  3.2     Bylaws of Calnetics Corporation                          *
          (Exhibit 1.2 to Form 10-K filed
          September 21, 1978).

  3.3     Amendment to Bylaws of Calnetics                         *
          Corporation (Exhibit 3 to Form 8
          filed September 28, 1989).

 10.1     Lease dated November 22, 1989 between                    *
          Manchester Plastics Co., Inc. a subsidiary
          of the Company and Tom Schneider and Arlene
          Schneider and Amendment to said lease
          dated December 5, 1989 (Exhibit 10.12
          to Form 10-K dated June 30, 1991).

 10.2     Lease dated June 2, 1992 by and between                  *
          Honey Protas and Ny-Glass Plastics
          Company, Incorporated, a subsidiary of
          the Calnetics Corporation (Exhibit 10.19
          to Form 10-K dated June 30, 1992).

 10.3     Addendum No. 1 to Lease dated June 2,                    *
          1992 (Exhibit 10.20 to Form 10-K
          dated June 30, 1992).

 10.4     Lease Guaranty Agreement entered into as                 *
          of June 2, 1992 by Calnetics Corporation
          (Exhibit 10.21 to Form 10-K dated June
          30, 1992).

 10.5     Memorandum of Lease with Right of First                  *
          Refusal and Option to Purchase dated
          May 22, 1992 (Exhibit 10.22 to
          Form 10-K dated June 30, 1992).


 10.6     Side Letter Agreement re Standard                        *
          Industrial Commercial Single Tenant
          Lease by and between Honey Protas as
          lessor and Ny-Glass Plastics Company
          as lessee dated May 22, 1992 (Exhibit
          10.23 to Form 10-K dated June 30, 1992).

 10.7     Calnetics Corporation 1988 Employee                      *
          Stock Option Plan (Exhibit 10.25 to
          Form 10-K dated June 30, 1993).

 10.8     Calnetics Corporation 1993 Nonstatutory                  *
          Stock Option Plan (Exhibit 10.26 to
          Form 10-K dated June 30, 1993).

 10.9     Business Loan Agreement dated June 28,                   *
          1993 among Bank of America National
          Trust and Savings Association, Calnetics
          Corporation, Manchester Plastics Co.,
          Inc. and Ny-Glass Plastics, Inc. (Exhibit
          10.27 to Form 10-K dated June 30, 1993).

 10.10    First Amendment to Business Loan Agreement of            *
          June 28, 1993 dated as of June 20, 1994 among
          Bank of America National Trust and Savings
          Association, Calnetics, Manchester and
          Ny-Glass (Exhibit 10.17 to Form 10-K dated
          June 30, 1994).

 10.11    Stock Purchase Agreement among Calnetics and             *
          the Selling Shareholders of API effective as
          of April 30, 1994.  (Exhibit 2 to Form 8-K
          filed June 24, 1994).

 10.12    Business Loan Agreement dated June 20, 1994              *
          among The Bank of California, N.A., Calnetics,
          Manchester, Ny-Glass and API (Exhibit 10.19 to
          Form 10-K dated June 30, 1994).

 10.13    Security Agreement (Receivables and Inventory)           *
          dated June 20, 1994 between Calnetics and The
          Bank of California, N.A. (Exhibit 10.20 to
          Form 10-K dated June 30, 1994).

 10.14    Security Agreement (Receivables and Inventory)           *
          dated June 20, 1994 between Ny-Glass and The
          Bank of California, N.A. (Exhibit 10.21 to Form
          10-K dated June 30, 1994).

 10.15    Security Agreement (Receivables and Inventory)           *
          dated June 20, 1994 between Manchester and The
          Bank of California, N.A. (Exhibit 10.22 to
          Form 10-K dated June 30, 1994).

 10.16    Security Agreement (Receivables and Inventory)           *
          dated June 20, 1994 between API and The Bank
          of California, N.A. (Exhibit 10.23 to Form 10-K
          dated June 30, 1994).

 10.17    Term Loan Note dated June 20, 1994 among                 *
          The Bank of California, N.A., Calnetics,
          Manchester, Ny-Glass and API (Exhibit 10.24
          to Form 10-K dated June 30, 1994).

 10.18    Business Loan Agreement dated June 20, 1994              *
          among Bank of America National Trust and
          Savings Association, Calnetics, Manchester,
          Ny-Glass and API (Exhibit 10.25 to Form 10-K
          dated June 30, 1994).

 10.19    Security Agreement dated June 20, 1994                   *
          between Calnetics and Bank of America
          National Trust and Savings Association (Exhibit 10.26
          to Form 10-K dated June 30, 1994).

 10.20    Security Agreement dated June 20, 1994                   *
          between Ny-Glass and Bank of America
          National Trust and Savings Association
          (Exhibit 10.27 to Form 10-K dated June 30, 1994).

 10.21    Security Agreement dated June 20, 1994                   *
          between Manchester and Bank of America
          National Trust and Savings Association
          (Exhibit 10.28 to Form 10-K dated June 30, 1994).

 10.22    Security Agreement dated June 20, 1994                   *
          between API and Bank of America National
          Trust and Savings Association (Exhibit 10.29
          to Form 10-K dated June 30, 1994).

 10.23    Noncompetition and Noninterference Agreement             *
          dated June 20, 1994 among Calnetics, API
          and Lon Schultz, individually and as trustee
          of the Lon Schultz Charitable Remainder
          Unitrust (Exhibit 10.31 to Form 10-K dated
          June 30, 1994).

 10.24    Employment Agreement dated June 20, 1994                 *
          between API and Lon Schultz, an individual
          (Exhibit 10.32 to Form 10-K dated June 30, 1994).

 10.25    Parts Purchase and Supply Agreement dated                *
          June 20, 1994 between API and Story Plastics,
          Inc. a California corporation (Exhibit 10.33 to
          Form 10-K dated June 30, 1994).

 10.26    Loan Agreement dated December 31, 1991 between           *
          California Statewide Communities Development
          Authority and API (Exhibit 10.34 to Form 10-K
          dated June 30, 1994).

 10.27    Reimbursement Agreement dated December 1, 1991           *
          between API and Union Bank (Exhibit 10.35 to
          Form 10-K dated June 30, 1994).

 10.28    Standby Reimbursement Agreement dated                    *
          December 1, 1991 between API and The Bank of
          California, N.A. (Exhibit 10.36 to Form 10-K
          dated June 30, 1994).

 10.29    Sixth Amendment to the Standby Reimbursement             *
          Agreement of December 1, 1991 dated July
          1, 1994 (Exhibit 10.37 to Form 10-K dated
          June 30, 1994).

 10.30    Renewal/Consolidation Promissory Note and                *
          Security Agreement dated March 13, 1992
          between  API as borrower and First Union
          National Bank of Florida as lender (Exhibit
          10.38 to Form 10-K dated June 30, 1994).

 10.31    Amendment dated November 30, 1994 to Business
          Loan Agreement dated June 20, 1994 among Bank of America National Trust and Savings Association,
          Calnetics, Manchester, Ny-Glass and API.

 10.32 Mortgage Modification, Consolidation, Spreader, and Extension Agreement dated March 31, 1995 among First Union National Bank of Florida,
          API and Calnetics.

 10.33    API Profit Sharing Plan Adoption Agreement               *
          dated November 21, 1991 (Exhibit 10.39 to
          Form 10-K dated June 30, 1994).

 10.34    API 401(k) Plan Adoption Agreement effective             *
          as of January 1, 1993 (Exhibit 10.40 to Form
          10-K dated June 30, 1994).

 10.35    Nonstatutory Stock Option Agreement between              *
          Calnetics and Michael A. Hornak dated
          February 28, 1994 (Exhibit 10.41 to Form
          10-K dated June 30, 1994).

 10.36    Nonstatutory Stock Option Agreement between              *
          Calnetics and Steven L. Strawn dated
          February 28, 1994 (Exhibit 10.42 to Form 10-K
          dated June 30, 1994).

 10.37    Nonstatutory Stock Option Agreement between
          Calnetics and Lon Schultz dated
          July 18, 1994

 22.     Subsidiaries of the Company

 27.     Financial Data Schedule

- -----------------------------------------------------

*Incorporated by reference to the document indicated.

                                   SIGNATURES

  Pursuant to the requirement of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALNETICS CORPORATION

By:   /s/ Teresa Louie                     Dated:    September 4, 1995
    ----------------------------------             ---------------------
    Teresa S. Louie
    Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Clinton Gerlach                      Dated:    September 4, 1995
- ---------------------------------------            ---------------------
Clinton G. Gerlach
Chairman of the Board, President
Director


  /s/ Michael Hornak                       Dated:    September 4, 1995
- --------------------------------------             ---------------------
Michael A. Hornak
Vice President, Director


  /s/ Raymond H. Heller                    Dated:    September 4, 1995
- ------------------------------------               ---------------------
Raymond H. Heller
Director


  /s/ Fred Edward                          Dated:    September 4, 1995
- --------------------------------------             ---------------------
Fred E. Edward
Director

  /s/ Steven Strawn                        Dated:    September 4, 1995
- -------------------------------------              ---------------------
Steven L. Strawn
Vice President, Director