Form 10-Q
period 1995-09-30
CALNETICS CORP
filed 1995-11-03
CIK 277376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 1995

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

                                       NA
  (Former name, former address and former fiscal year, if changed since last report.)

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the September 30, 1995 date was 2,914,799.

                             CALNETICS CORPORATION

                                     INDEX


Part I.  Financial Information                                                                           Page Number
                                                                                                         -----------
Item 1.  Financial Statements

  Condensed Consolidated Statements of Income (Unaudited)
  Three Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

  Condensed Consolidated Balance Sheets (Unaudited)
  September 30, 1995 and June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

  Notes to Condensed Consolidated
  Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13



                         PART I - FINANCIAL INFORMATION

                             CALNETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                        Three Months Ended
                                                                                           September 30
                                                                                   ----------------------------

                                                                                      1995              1994
                                                                                      ----              ----
Net sales                                                                          $8,771,275         $6,647,171

Cost of sales                                                                       6,807,579          5,057,370
                                                                                   ----------         ----------

Gross profit                                                                        1,963,696          1,589,801
                                                                                   ----------         ----------

Selling, general and
 administrative expenses                                                            1,332,273          1,166,887

Other expense, net, including interest                                                124,519            127,221
                                                                                   ----------         ----------

  Total costs and expenses                                                          1,456,792          1,294,108

Income from operations before income taxes                                            506,904            295,693

Provision for income taxes                                                            210,700            126,000
                                                                                   ----------         ----------

   Net income                                                                      $  296,204         $  169,693
                                                                                   ==========         ==========

Earnings per common share and common share
  equivalent                                                                          $ 0 .10             $ 0.06

Weighted average common shares and common
  share equivalents outstanding                                                     3,066,881          3,011,900
                                                                                   ==========         ==========

No dividends were paid during the period set forth above.

          See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                                               September 30, 1995    June 30, 1995
                                                                               ------------------    -------------

CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 1,395,646       $ 1,580,974
  Accounts receivable, net                                                           4,474,667         4,448,526
  Inventories                                                                        5,123,544         4,962,037
  Prepaid expenses                                                                     228,548           312,996
  Deferred income taxes                                                                272,000           272,000
                                                                                   -----------       -----------

    Total current assets                                                            11,494,405        11,576,533
                                                                                   -----------       -----------

PROPERTY, PLANT AND EQUIPMENT
  (at cost):
  Land                                                                                 466,288           466,288
  Buildings and leasehold improvements                                               2,204,992         2,204,992
  Machinery and equipment                                                            3,994,894         3,752,505
  Furniture and fixtures                                                               234,793           224,251
                                                                                   -----------       -----------
                                                                                     6,900,967         6,648,036
  Less--Accumulated depreciation
   and amortization                                                                  2,928,619         2,776,164
                                                                                   -----------       -----------

Property, plant and equipment,
   net                                                                               3,972,348         3,871,872
                                                                                   -----------       -----------

Deposits and other assets                                                              202,246           201,205
Goodwill                                                                             1,455,268         1,472,968
                                                                                   -----------       -----------

      Total assets                                                                 $17,124,267       $17,122,578
                                                                                   ===========       ===========



          See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                               September 30, 1995  June 30, 1995
                                                                               ------------------  -------------

CURRENT LIABILITIES:
  Current portion of
    long-term debt                                                                 $   295,097       $   338,000
  Accounts payable                                                                   2,848,209         2,650,651
  Customer deposits                                                                    120,088           150,004
  Accrued liabilities                                                                  808,713         1,145,300
  Income taxes payable                                                                 145,721            58,193
                                                                                   -----------       -----------
    Total current liabilities                                                        4,217,828         4,342,148
                                                                                   -----------       -----------

LONG-TERM DEBT,
  net of current portion                                                             5,381,089         5,551,284
                                                                                   -----------       -----------

DEFERRED INCOME TAXES                                                                   93,000            93,000
                                                                                   -----------       -----------

SHAREHOLDERS' EQUITY:
  Preferred stock: authorized-
    2,000,000 shares, none issued                                                          ---               ---
  Common stock, no par value:
    Authorized - 20,000,000 shares;
    Issued and outstanding --
    2,914,799 at September 30, 1995
    and June 30, 1995                                                                2,397,635         2,397,635

  Retained earnings                                                                  5,034,715         4,738,511
                                                                                   -----------       -----------

     Total shareholders' equity                                                      7,432,350         7,136,146
                                                                                   -----------       -----------

    Total liabilities and
    shareholders' equity                                                           $17,124,267       $17,122,578
                                                                                   ===========       ===========


         See accompanying notes to condensed consolidated  financial statements.

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                    ---------------------------

                                                                                      1995              1994
                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 296,204         $ 169,693
                                                                                    ---------         ---------

  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Provision for doubtful accounts                                                 13,000            10,500
       Depreciation and amortization                                                  174,958           191,561
       Changes in operating assets and
          liabilities:
             Accounts receivable                                                      (39,141)          324,308
             Inventories                                                             (161,507)         (452,074)
             Prepaid expenses                                                          84,448           (21,875)
             Deposits and other assets                                                 (1,041)          (29,462)
             Accounts payable                                                         197,558            25,785
             Customer deposits                                                        (92,416)            2,735
             Accrued liabilities                                                     (274,087)         (419,142)
             Income taxes payable                                                      87,528           (24,367)
                                                                                    ---------         ---------

          Total adjustments                                                           (10,700)         (392,031)
                                                                                    ---------         ---------

       Net cash provided by (used in)
         operating activities                                                         285,504          (222,338)
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                         (257,734)          (94,906)
                                                                                    ---------         ---------
       Net cash used in investing activities                                         (257,734)          (94,906)
                                                                                    ---------         ---------



                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                      1995             1994
                                                                                   ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                      $ (213,098)      $  (57,966)
  Net proceeds from issuance of
     common stock                                                                         ---            7,190
                                                                                   ----------       ----------

       Net cash used in financing
         activities                                                                  (213,098)         (50,776)
                                                                                   ----------       ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                   (185,328)        (368,020)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                               1,580,974        1,853,091
                                                                                   ----------       ----------

CASH AND CASH EQUIVALENTS,
  end of period
                                                                                   $1,395,646       $1,485,071
                                                                                   ==========       ==========

Supplemental disclosures of cash flow
  information:
    Cash paid for interest expense                                                 $  119,962       $   98,778
                                                                                   ==========       ==========

    Cash paid for income taxes                                                     $  124,000       $  150,000
                                                                                   ==========       ==========




         See accompanying notes to condensed consolidated  financial statements.

                             CALNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1995

1.       General

                 In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1995, the results of its operations for the three months ended September 30, 1995 and 1994 and the cash flows for the three months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1995 Form 10-K.

                 The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1996.

2.       Receivables.

                 The following tabulation shows the elements of receivables:

                                             September 30, 1995     June 30, 1995
                                             ------------------     -------------

Trade accounts receivable                       $4,750,682            $4,711,541

Less allowance for doubtful
  accounts                                         276,015               263,015
                                                ----------            ----------
                                                $4,474,667            $4,448,526
                                                ==========            ==========




3.       Income Taxes.

                 Income taxes for the three-month period ended September 30, 1995 were computed using the effective tax rate estimated to be applicable for the full fiscal year. This rate is subject to ongoing evaluation and review by management.

4.       Long-term debt.

                 At September 30, 1995 and June 30, 1995, long-term debt consisted of the following:

                                                           September 30, 1995        June 30, 1995
                                                           ------------------        -------------
         Term loans payable to banks,
                 secured by inventory and
                 receivables, interest at the
                 banks' reference rate (8.75
                 percent at September 30, 1995)
                 plus .75 percent, due in
                 various monthly install-
                 ments of principal and
                 interest through July 1,
                 1999, with balloon payments
                 totaling $1,458,462 due on
                 August 1, 1999                                $3,399,977             $3,683,316

         Industrial revenue bond payable,
                 principal due in annual
                 sinking fund installments
                 ranging from $15,000 to
                 $130,000 through December
                 2021, plus interest due
                 monthly based on the Issuers
                 Weekly Adjustable Interest
                 Rates for Revenue Bonds
                 (totaling 4.7 percent at
                 September 30, 1995),secured
                 by a standby letter of credit
                 issued by a bank with an annual
                 fee of 1.25 percent                            1,455,000              1,455,000



                                                           September 30, 1995        June 30, 1995
                                                           ------------------        -------------

         Loans payable to former Agricultural
                 Products, Inc's shareholders,
                 unsecured, interest payable
                 semi-annually at 7.50 percent,
                 principal payable in four equal
                 annual installments beginning
                 June 1996                                        402,042                 402,042

         Mortgage payable to bank, secured
                 by the related building and
                 land, payable in monthly
                 installments of $1,665
                 plus interest at .75
                 percent over the bank's
                 prime rate, with a balloon
                 payment of $201,415 due
                 March 5, 2000                                    289,669                 294,663

         Equipment term notes payable to banks,
                 secured by the related equipment,
                 due in equal monthly installments
                 of principal and interest ranging
                 from $214 to $780, interest at
                 rates ranging from 1.0 percent
                 over the bank's prime rate to
                 11.87 percent through October
                 1998                                             129,498                  54,263
                                                               ----------              ----------


                                                               $5,676,186              $5,889,284
         Current portion of long-term debt                        295,097                 338,000
                                                               ----------              ----------

         Long-term portion                                     $5,381,089              $5,551,284
                                                               ==========              ==========

                 The term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At September 30, 1995, the Company was in compliance with all bank covenants.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition.

        There were no significant changes in current assets or current liabilities of the Company between September 30, 1995, the end of the first quarter, and June 30, 1995.


Liquidity and Capital Resources.

        At September 30, 1995, the Company's working capital was
$7,276,577, compared with $6,881,050 at the same time a year ago.

        The Company has a working capital agreement with a bank under which the Company may borrow up to $2,000,000 on an unsecured basis and as of September 30, 1995, the entire amount of $2,000,000 was available under this credit arrangement, which expires on November 30, 1995.

        The Company has no immediate plans for any significant capital expenditures and the Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1996. Certain loan agreements limit capital expenditures to $500,000 in the fiscal year ending June, 1996 and thereafter.

        During the past year the Company experienced increases in raw material resin prices, which at this time appear to have stabilized; however, the availability of polycarbonate resin continues to remain in short supply. If these conditions worsen, it could affect a portion of the sales of our Manchester Plastics Co., Inc. ("Manchester") subsidiary.

Results of Operations.

Three Months ended September 30, 1995 compared to three months ended September 30, 1994

        Net sales increased 32% from $6,647,171 for the three month period ended September 30, 1994 to $8,771,275 for the three month period ended September 30, 1995. The increase in revenue was attributed to the improved performance of all subsidiaries, and particularly that of Agricultural Products, Inc. ("API").

        Cost of sales as a percentage of sales increased from 76.1% during the the three month period ended September 30, 1994 to 77.6% for the three month period ended September 30, 1995. The increase is primarily attributed to the increase in plastic resin prices at API and Manchester.

        Selling, general and administrative expenses increased to $1,332,273 as compared with $1,166,887 for the same period in the prior year, an increase of 14%.

        Net income for the current three-month period was $296,204 as compared with $169,693, after provisions for income taxes of $210,700 and $126,000 for the three months ended September 30, 1995 and 1994, respectively. Earnings per share increased to $0.10 from $0.06 per share for the three months ended September 30, 1995 and 1994, respectively. The increase in net income was attributed to the improved performance of all subsidiaries, particularly that of API.

                 PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        None.

27.1    Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CALNETICS CORPORATION
                                       (Registrant)


Dated:  November  1, 1995              /s/ Clinton G. Gerlach
                                       --------------------------------------
                                           Clinton G. Gerlach
                                           President


Dated:  November  1, 1995              /s/ Teresa S. Louie
                                       --------------------------------------
                                           Teresa S. Louie
                                           Treasurer