Form 10-Q
period 1995-12-31
CALNETICS CORP
filed 1996-02-02
CIK 277376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1995

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the December 31, 1995 date was 2,914,799.

                             CALNETICS CORPORATION

                                     INDEX



Part I.  Financial Information                                            Page Number
------------------------------                                            -----------
Item 1.  Financial Statements

  Condensed Consolidated Statements of Income (Unaudited)
  Three Months and Six Months Ended December 31, 1995 and 1994  . . . . . . . . .  3

  Condensed Consolidated Balance Sheets (Unaudited)
  December 31, 1995 and June 30, 1995   . . . . . . . . . . . . . . . . . . . . .  4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six Months Ended December 31, 1995 and 1994   . . . . . . . . . . . . . . . . .  6

  Notes to Condensed Consolidated
  Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .  8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . 11


Part II.  Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . 14


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                         PART I - FINANCIAL INFORMATION
                             CALNETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                   Three Months Ended                   Six Months Ended
                                      December 31,                         December 31,
                              -----------------------------        ------------------------------
                                 1995               1994              1995               1994
                              ----------         ----------        -----------        -----------
Net Sales                     $7,627,663         $6,275,591        $16,398,938        $12,922,762
Cost of Sales                  5,829,512          4,696,488         12,637,091          9,753,858
                              ----------         ----------        -----------        -----------

Gross Profit                   1,798,151          1,579,103          3,761,847          3,168,904
                              ----------         ----------        -----------        -----------

Selling, general
  and administrative
  expenses                     1,219,614          1,135,308          2,551,887          2,302,195
Other expense, including
  interest                       115,308            139,060            239,827            266,281
                              ----------         ----------        -----------        -----------
Total costs and
  expenses                     1,334,922          1,274,368          2,791,714          2,568,476
Income from operations
  before income taxes            463,229            304,735            970,133            600,428
Provision for
  income taxes                   192,300            125,223            403,000            251,223
                              ----------         ----------        -----------        -----------

  Net income                  $  270,929         $  179,512        $   567,133        $   349,205
                              ==========         ==========        ===========        ===========

Earnings per common
  share and common
  share equivalent            $     0.09         $     0.06        $      0.19        $      0.12

Weighted average common
  shares and common
  share equivalents
  outstanding                  3,059,416          3,045,093          3,063,260          3,035,546
                              ==========         ==========        ===========         ==========

No dividends were paid during the period set forth above.

See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                     December 31, 1995           June 30, 1995
                                     -----------------           -------------
CURRENT ASSETS:
  Cash and cash equivalents             $   956,171               $ 1,580,974
  Accounts receivable, net                4,159,165                 4,448,526
  Inventories                             5,311,491                 4,962,037
  Prepaid expenses                          308,445                   312,996
  Deferred income taxes                     272,000                   272,000
                                        -----------               -----------

    Total current assets                 11,007,272                11,576,533
                                        -----------               -----------

PROPERTY, PLANT AND EQUIPMENT
  (at cost):
  Land                                      466,288                   466,288
  Buildings and improvements              2,204,992                 2,204,992
  Machinery and equipment                 4,123,720                 3,752,505
  Furniture and fixtures                    244,196                   224,251
                                        -----------               -----------
                                          7,039,196                 6,648,036
  Less--Accumulated depreciation
   and amortization                       3,089,370                 2,776,164
                                        -----------               -----------

Property, plant and equipment,
   net                                    3,949,826                 3,871,872
                                        -----------               -----------

Deposits and other assets                   250,418                   201,205
Goodwill                                  1,437,268                 1,472,968
                                        -----------               -----------

      Total assets                      $16,644,784               $17,122,578
                                        ===========               ===========


     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                       December 31, 1995          June 30, 1995
                                       -----------------          -------------
CURRENT LIABILITIES:
  Current portion of
    long-term debt                        $   259,003               $   338,000
  Accounts payable                          2,502,815                 2,650,651
  Customer deposits                            46,070                   150,004
  Accrued liabilities                         966,537                 1,145,300
  Income taxes payable                       (134,979)                   58,193
                                          -----------               -----------
    Total current liabilities               3,639,446                 4,342,148
                                          -----------               -----------

LONG-TERM DEBT,
  net of current portion                    5,209,059                 5,551,284
                                          -----------               -----------

DEFERRED INCOME TAXES                          93,000                    93,000
                                          -----------               -----------

SHAREHOLDERS' EQUITY:
  Preferred stock: authorized-
    2,000,000 shares, none issued                 ---                       ---
  Common stock, no par value:
    Authorized - 20,000,000 shares;
    Issued and outstanding --
    2,914,799 at December 31, 1995
    and 2,914,799 at June 30, 1995          2,397,635                 2,397,635

     Retained earnings                      5,305,644                 4,738,511
                                          -----------               -----------

     Total shareholders' equity             7,703,279                 7,136,146
                                          -----------               -----------

    Total liabilities and
    shareholders' equity                  $16,644,784               $17,122,578
                                          ===========               ===========


     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months Ended
                                                              December 31,
                                                        ------------------------
                                                          1995           1994
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 567,133      $ 349,205
                                                        ---------      ---------

  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Provision for doubtful accounts                     11,000         21,000
       Depreciation and amortization                      303,703        351,856
       Changes in operating assets and
          liabilities, net of effects
           from acquisitions:
             Accounts receivable                          278,361        530,103
             Inventories                                 (349,454)      (787,583)
             Prepaid expenses                               4,551       (131,302)
             Deposits and other assets                    (49,213)       (20,538)
             Accounts payable                            (147,836)        40,319
             Customer deposits                           (103,934)       (11,073)
             Accrued liabilities                         (178,763)      (592,042)
             Income taxes payable                        (193,172)      (130,145)
                                                        ---------      ---------

          Total adjustments                              (424,757)      (729,405)
                                                        ---------      ---------

       Net cash provided by (used in)
         operating activities                             142,376       (380,200)
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment              (345,957)      (166,719)
                                                        ---------      ---------
         Net cash used in investing activities           (345,957)      (166,719)
                                                        ---------      ---------

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                            Six Months Ended
                                                               December 31,
                                                     ------------------------------

                                                        1995                1994
                                                     ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                        $ (421,222)        $  (468,095)
  Net proceeds from issuance of
     common stock                                           ---               8,628
                                                     ----------         -----------

  Net cash used in financing
     activities                                        (421,222)           (459,467)
                                                     ----------         -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (624,803)         (1,006,386)

CASH AND CASH EQUIVALENTS,
  beginning of period                                 1,580,974           1,853,091
                                                     ----------         -----------

CASH AND CASH EQUIVALENTS,
  end of period                                      $  956,171         $   846,705
                                                     ==========         ===========

Supplemental disclosures of cash flow
  information:
    Interest paid                                    $  243,790         $   234,910
                                                     ==========         ===========

    Income taxes paid                                $  597,000         $   381,000
                                                     ==========         ===========




     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 1995

1.       General

         In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1995, the results of its operations for the three and six months ended December 31, 1995 and 1994 and the cash flows for the six months ended December 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1995 Form 10-K.

         The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1996.

2.       Receivables.

         The following tabulation shows the elements of receivables:

                                                      December 31, 1995      June 30, 1995
                                                      -----------------      -------------
         Trade accounts receivable                       $4,433,180           $4,711,541

         Less allowance for doubtful
           accounts                                         274,015              263,015
                                                         ----------           ----------

                 Total                                   $4,159,165           $4,448,526
                                                         ==========           ==========

3.       Income Taxes.

         Income taxes for the six-month period ended December 31, 1995 were computed using the effective tax rate estimated to be applicable for the full fiscal year. This rate is subject to ongoing evaluation and review by management.

4.       Long-term debt.

         At December 31, 1995 and June 30, 1995, long-term debt consisted of the following:

                                                  December 31, 1995     June 30, 1995
                                                  -----------------     -------------
    Term loans payable to banks,
            secured by inventory and
            receivables, interest at the
            banks' reference rate (8.5
            percent at December 31, 1995)
            plus .75 percent, due in
            various monthly install-
            ments of principal and
            interest through July 1,
            1999, with balloon payments
            totaling $1,458,462 due on
            August 1, 1999                          $3,249,967           $3,683,316

    Industrial revenue bond payable,
            principal due in annual
            sinking fund installments
            ranging from $15,000 to
            $130,000 through December
            2021, plus interest due
            monthly based on the Issuer's
            Weekly Adjustable Interest
            Rates for Revenue Bonds
            (5.3 percent at December 31,
            1995), secured by a standby              1,455,000            1,455,000
            letter of credit issued by a bank
            with an annual fee of 1.25%

                                                      December 31, 1995     June 30, 1995
                                                      -----------------     -------------
         Loans payable to former API
                 shareholders, unsecured,
                 interest payable semi-annually
                 at 7.50 percent, principal
                 payable in four equal annual
                 installments beginning June
                 1996                                        402,042             402,042

         Mortgage payable to bank, secured
                 by the related building and
                 land, payable in monthly
                 installments of $1,665 plus
                 interest at the bank's
                 prime rate, (8.5% at December 31,
                 1995) plus .75%, with a balloon
                 payment of $201,415 due
                 March 5, 2000                               284,675             294,663

         Equipment term notes payable to banks,
                 secured by the related equipment,
                 due in equal monthly installments
                 of principal and interest ranging
                 from $214 to $780, interest at
                 rates ranging from a bank's prime
                 rate (8.5% at December 31, 1995)
                 plus 1% to 11.87 percent through
                 October 1998                                 76,378              54,263
                                                          ----------          ----------


                                                          $5,468,062          $5,889,284
         Current portion of long-term debt                   259,003             338,000
                                                          ----------          ----------

         Long-term portion                                $5,209,059          $5,551,284
                                                          ==========          ==========

                 The term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At December 31, 1995, the Company was in compliance with all bank covenants.

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

Financial condition.

                 There were no significant changes in current assets or current liabilities of the Company between December 31, 1995, the end of the second quarter, and June 30, 1995 except for the voluntary payment of $150,000, representing three monthly installments, of the Company's long term bank loan, the payment of which was in addition to the regular scheduled monthly payments.

Liquidity and Capital Resources.

                 At December 31, 1995, the Company's working capital was $7,367,826, compared to $6,901,774 at the same time a year ago.

                 The Company has a working capital agreement with a bank under which the Company may borrow up to $2,500,000 on an unsecured basis and as of December 31, 1995, the entire amount of $2,500,000 was available under this credit arrangement, which expires on December 31, 1996.

                 The Company has no immediate plans for any significant capital expenditures and the Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1995. Certain loan agreements limit capital expenditures to $750,000 in 1996 and $500,000 in 1997 and thereafter.

Results of Operations.

Three months ended December 31, 1995 compared to three months ended December 31, 1994

                 Net sales for the three-month period ended December 31, 1994 increased 22% from $6,275,591 in 1994, to $7,627,663 in 1995; the increase is attributed to the addition of new customers, increases in selling prices and improved business conditions.

                 Cost of sales as a percentage of sales increased to 76.4%, during the period October 1, 1995 to December 31, 1995, as compared to 74.8% for the same period in the prior year. The increase is attributed to higher resin price costs in the current period.

                 Selling, general and administrative expenses increased to $1,219,614 as compared with $1,135,308 for the same period in the prior year, an increase of 7%; the increase due mainly to increased sales volume.

                 Net income for the current three-month period was $270,929 as compared with $179,512, after provisions for income taxes of $192,300 and $125,223 for the three months ended December 31, 1995 and 1994, respectively. Earnings per share increased to $0.09 from $0.06 per share for the three months ended December 31, 1995 and 1994, respectively. The increase in net income is attributed to increased sales volume during the three months ended December 31, 1995.

Six Months ended December 31, 1995 compared to six months ended December 31,
1994

                 Net sales for the six-month period ended December 31, 1995 increased 27% from $12,922,762 in 1994, to $16,398,938 in 1995; the increase is attributed to the addition of new customers, increases in selling prices and improved business conditions.

                 Cost of sales as a percentage of sales increased to 77.1%, during the period July 1, 1995 to December 31, 1995, as compared to 75.5% for the same period in the prior year. The increase is attributed to the higher resin costs in the current period.

                 Selling, general and administrative expenses increased to $2,551,887 as compared with $2,302,195 for the same period in the prior year. The increase was mainly attributed to increased sales volume.

                 Net income for the current six-month period was $567,133 as compared with $349,205, after provisions for income taxes of $403,000 and $251,223 for the six months ended December 31, 1995 and 1994, respectively. The improvement in net income is attributed to increased sales volume in the current period.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CALNETICS CORPORATION
                                       (Registrant)


Dated: January 30, 1996                /s/ Clinton G.  Gerlach
                                       ------------------------------
                                       Clinton G. Gerlach
                                       President


Dated: January 30, 1996                /s/ Teresa S.  Louie
                                       ------------------------------
                                       Teresa S. Louie
                                       Treasurer