Form 10-Q
period 1996-03-31
CALNETICS CORP
filed 1996-05-06
CIK 277376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended March 31, 1996

                                       or

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
Number of shares outstanding of each of the issuer's classes of common stock, as of the March 31, 1996 date was 2,924,799.

                              CALNETICS CORPORATION

                                      INDEX

Part I.  Financial Information                                       Page Number

Item 1.  Financial Statements

  Condensed Consolidated Statements of Income (Unaudited)
  Three Months and Nine Months Ended March 31, 1996 and 1995 ........     3

  Condensed Consolidated Balance Sheets (Unaudited)
  March 31, 1996 and June 30, 1995 ..................................     4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended March 31, 1996 and 1995 .........................     6

  Notes to Condensed Consolidated
  Financial Statements (Unaudited) ..................................     8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations .......................    11

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K ...........................    13

Signatures ..........................................................   14

                         PART I - FINANCIAL INFORMATION
                              CALNETICS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                            Three Months Ended                            Nine Months Ended
                                                                 March 31,                                     March 31,
                                                       -----------------------------               --------------------------------


                                                        1996                   1995                  1996                   1995
                                                      ----------            ----------            -----------            -----------

Net Sales                                             $9,089,762            $7,704,812            $25,488,700            $20,627,574
Cost of Sales                                          6,744,642             5,712,942             19,381,733             15,466,800
                                                      ----------            ----------            -----------            -----------

Gross Profit                                           2,345,120             1,991,870              6,106,967              5,160,774
                                                      ----------            ----------            -----------            -----------

Selling, general and administrative expenses           1,486,616             1,370,015              4,038,503              3,672,210
Other expense including interest                          95,666               132,431                335,493                398,712
                                                      ----------            ----------            -----------            -----------

Total costs and expenses                               1,582,282             1,502,446              4,373,996              4,070,922
Income from operations before income taxes               762,838               489,424              1,732,971              1,089,852
Provision for income taxes                               319,000               209,721                722,000                460,944
                                                      ----------            ----------            -----------            -----------

Net Income                                            $  443,838            $  279,703            $ 1,010,971            $   628,908
                                                      ==========            ==========            ===========            ===========

Earnings per common share and common
  share equivalent                                    $     0.14            $     0.09            $      0.33            $      0.21


Weighted average common shares and common
  share equivalents outstanding                        3,075,569             3,045,093              3,063,145              3,036,402
                                                      ==========            ==========            ===========            ===========


No dividends were paid during the period set forth above.

     See accompanying notes to condensed consolidated financial statements.

                              CALNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                   March 31, 1996    June 30, 1995
                                     -----------     -----------


CURRENT ASSETS:

  Cash and cash equivalents          $   782,088     $ 1,580,974
  Accounts receivable, net             5,437,969       4,448,526
  Inventories                          5,305,037       4,962,037
  Prepaid expenses                       332,104         312,996
  Deferred income taxes                  272,000         272,000
                                     -----------     -----------

    Total current assets              12,129,198      11,576,533
                                     -----------     -----------

PROPERTY, PLANT AND EQUIPMENT
  (at cost):

  Land                                   466,288         466,288
  Buildings and improvements           2,244,716       2,204,992
  Machinery and equipment              4,334,050       3,752,505
  Furniture and fixtures                 246,737         224,251
                                     -----------     -----------
                                       7,291,791       6,648,036
  Less--Accumulated depreciation
   and amortization                    3,242,273       2,776,164
                                     -----------     -----------

Property, plant and equipment,
   net                                 4,049,518       3,871,872
                                     -----------     -----------

Deposits and other assets                243,560         201,205
Goodwill                               1,419,268       1,472,968
                                     -----------     -----------

      Total assets                   $17,841,544     $17,122,578
                                     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                              CALNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                       March 31, 1996   June 30, 1995
                                       --------------   -------------


CURRENT LIABILITIES:

  Current portion of long-term debt     $   237,399     $   338,000
  Accounts payable                        2,928,583       2,650,651
  Customer deposits                         111,104         150,004
  Accrued liabilities                     1,155,037       1,145,300
  Income taxes payable                      117,021          58,193
                                        -----------     -----------
    Total current liabilities             4,549,144       4,342,148
                                        -----------     -----------

LONG-TERM DEBT,
  net of current portion                  5,037,903       5,551,284
                                        -----------     -----------

DEFERRED INCOME TAXES                        93,000          93,000
                                        -----------     -----------

SHAREHOLDERS' EQUITY:
  Preferred stock: authorized-
    2,000,000 shares, none issued              --              --
  Common stock, no par value:
    Authorized - 20,000,000 shares;
    Issued and outstanding --
    2,924,799 at March 31, 1996
    and 2,914,799 at June 30, 1995        2,412,015       2,397,635

  Retained earnings                       5,749,482       4,738,511
                                        -----------     -----------

     Total shareholders' equity           8,161,497       7,136,146
                                        -----------     -----------

     Total liabilities and
       shareholders' equity             $17,841,544     $17,122,578
                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                              CALNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      Nine Months Ended
                                                            March 31,
                                                  --------------------------

                                                     1996            1995
                                                  -----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                      $ 1,010,971      $ 628,908
                                                  -----------      ---------

  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Provision for doubtful accounts                 21,000         61,500
       Depreciation and amortization                  539,723        520,548
       Changes in operating assets and
          liabilities, net of effects
           from acquisitions:
             Accounts receivable                   (1,010,443)      (594,973)
             Inventories                             (343,000)      (677,755)
             Prepaid expenses                         (19,108)      (113,528)
             Accounts payable                         277,932        744,127
             Customer deposits                        (38,900)        26,320
             Accrued liabilities                        9,737       (444,728)
             Income taxes payable                      58,828        (84,999)
                                                  -----------      ---------

          Total adjustments                          (504,231)      (563,488)
                                                  -----------      ---------

       Net cash provided by
         operating activities                         506,740         65,420
                                                  -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment        (663,669)      (393,490)
    Deposits and other assets                         (42,355)       (32,769)
                                                  -----------      ---------
       Net cash used in investing activities         (706,024)      (426,259)
                                                  -----------      ---------

                              CALNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                   (CONTINUED)

                                                          Nine Months Ended
                                                                 March 31,
                                                       ----------------------------

                                                          1996             1995
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of long-term debt                          $  (613,982)     $  (598,337)
  Net proceeds from issuance of
     common stock                                           14,380           30,198
                                                       -----------      -----------

  Net cash used in financing
     activities                                           (599,602)        (568,139)
                                                       -----------      -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                        (798,886)        (928,978)

CASH AND CASH EQUIVALENTS,
  beginning of period                                    1,580,974        1,853,091
                                                       -----------      -----------

CASH AND CASH EQUIVALENTS,
  end of period                                        $   782,088      $   924,113
                                                       ===========      ===========

Supplemental disclosures of cash flow information:
    Interest paid                                      $   341,747      $   398,712
                                                       ===========      ===========

    Income taxes paid                                  $   664,000      $   545,575
                                                       ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

                              CALNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)
                                 March 31, 1996

1.       General:

         In the opinion of the management of the Company, the accompanying condensed unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, and June 30, 1995, the results of its operations for the three and nine months ended March 31, 1996 and 1995 and the cash flows for the nine months ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1995 Form 10-K.

         The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1996.

2.       Receivables.

                  The following tabulation shows the elements of receivables:


                                                 March 31, 1996   June 30, 1995
                                                 --------------   -------------


                   Trade accounts receivable       $5,722,135     $4,711,541

                   Less allowance for doubtful
                     accounts                         284,166        263,015
                                                   ----------     ----------

                            Total                  $5,437,969     $4,448,526
                                                   ==========     ==========

3.  Income Taxes.

                  Income taxes for the nine-month period ended March 31, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year. This rate is subject to ongoing evaluation and review by management.

4.       Long-term debt.

                  At March 31, 1996 and June 30, 1995, long-term debt consisted of the following:

                                                                                    March 31, 1996                     June 30, 1995
                                                                                    --------------                     -------------


         Term loans payable to banks, secured by inventory and receivables, interest at the banks' reference rate (8.25 percent at March
              31, 1996) plus .75 percent, due in various monthly
              installments of principal and interest through July 1, 1999, with balloon payments totaling $1,458,462 due on
              August 1, 1999                                                           $3,049,953                        $3,683,316

         Industrial revenue bond payable, principal due in annual sinking fund installments ranging from $15,000 to $130,000 through December
              2021, plus interest due monthly based on the Issuers Weekly
              Adjustable Interest Rates for Revenue Bonds (3.5 percent
              atMarch 31, 1996), secured by a standby letter of credit
              issued by a bank with an
              annual fee of 1.25 percent                                                1,440,000                         1,455,000

                                                                                          March 31, 1996            June 30, 1995
                                                                                          --------------            -------------


         Loans payable to former API shareholders, unsecured, interest payable semi-annually at 7.50 percent, principal payable in four equal annual installments beginning June
                  1996                                                                          402,042                  402,042

         Mortgage payable to bank, secured by the related building and land, payable in monthly installments of $1,665 plus interest at the bank's prime rate (8.25 percent at March 31, 1996) plus .75 percent with a balloon payment of $201,415 due March
                  5, 2000                                                                       279,681                  294,663

         Equipment term notes payable to banks, secured by the related equipment, due in equal monthly installments of principal and interest ranging from $214 to $780, interest at rates ranging from a bank's prime rate (8.25 percent at March 31, 1996) plus
                  1 percent to 11.87 percent through October 1998.                              103,626                   54,263
                                                                                             ----------               ----------




                                                                                             $5,275,302               $5,889,284
         Current portion of long-term debt                                                      237,399                  338,000
                                                                                             ----------               ----------

         Long-term portion                                                                   $5,037,903               $5,551,284
                                                                                             ==========               ==========


                  The term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At March 31, 1996, the Company was in compliance with all bank covenants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANCHESTER PLASTICS CO., INC. ACQUISITION

         In September 1989, the Company acquired Manchester Plastics Co., Inc. ("MPC"). The acquisition expanded the Company's operations to include the manufacturing of acrylic, polycarbonate and polystyrene plastic sheet that serves the building materials and industrial plastics industries. Prior to the acquisition, the Company was primarily engaged in the manufacturing of molded plastic components by injection, transfer and compression processes.

                        PLASTIC SCIENCE, INC. ACQUISITION

         On June 3, 1992, the Company acquired for cash substantially all of the assets of Plastic Science, Inc. ("PSI"), a manufacturer of plastic injection molding components located in Corona, California. The acquisition was accomplished through a subsidiary of the Company, Ny-Glass Plastics, Inc. ("Ny-Glass"), which continued the business of PSI, under the Ny-Glass name in Corona, California.

         The cash purchase price paid for the assets acquired was $320,100, $250,000 of which was obtained from a short-term bank loan, utilizing the Company's then existing credit line of $1,000,000.

         Current assets acquired as part of the acquisition were $354,182 and current liabilities assumed totaled $306,081.

                     AGRICULTURAL PRODUCTS, INC. ACQUISITION

         In fiscal 1994, the Company completed the acquisition of all of the outstanding stock of Agricultural Products, Inc. ("API") of Ontario, California from the API shareholders effective as of April 30, 1994. The purchase price was $4,402,144, consisting of cash of $4,000,102 and unsecured promissory notes payable to the selling shareholders of $402,042. API, which was a closely held private company, is a manufacturer of plastic water handling products, including tubing, filters and drip system accessories with manufacturing plants in Ontario, California and Winter Haven, Florida.

Net assets acquired totaled $3,528,341, resulting in recording of goodwill of $873,803 which is being amortized on a straight-line basis over 20 years.

Financial condition.

                  There were no significant changes in current assets or current liabilities of the Company between March 31, 1996, the end of the third quarter, and June 30, 1995, except for (1) increases in receivables and inventory, partially offset by an increase in accounts payable, all attributable to sales increases and (2) the voluntary payment of $150,000, representing three monthly installments on the Company's long-term bank loans, the payment of which was in addition to the regular scheduled monthly payments.

Liquidity and Capital Resources.

                  At March 31, 1996, the Company's working capital was $7,580,054, compared to $7,234,385 at the same time a year ago.

                  The Company has a working capital agreement with a bank under which the Company may borrow up to $2,500,000 on an unsecured basis and as of March 31, 1996, the entire amount of $2,500,000 was available under this credit arrangement, which expires on December 31, 1996.

                  The Company has no immediate plans for any significant capital expenditures, and the Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1996. Certain loan agreements limit capital expenditures to $750,000 in 1996 and $500,000 in 1997 and thereafter.

Results of Operations.

Three months ended March 31, 1996 compared to three months ended March 31, 1995

                  Net sales for the three-month period ended March 31, 1996 increased 18% from $7,704,812 in the same period in 1995, to $9,089,762 in 1996; the increase is attributed to the addition of new customers, improved business conditions, and increases in selling prices.

                  Cost of sales as a percentage of sales increased to 74.2%, during the period January 1, 1996 to March 31, 1996, as compared to 74.1% for the same period in the prior year.

                  Selling, general and administrative expenses for the three-month period ended March 31, 1996 increased to $1,486,616 as compared with $1,370,015 for the same period in the prior year, an increase of 9%. The increase is attributed to increased sales volume.

                  Net income for the current three-month period was $443,838 as compared with $279,703, for the same period in the prior year, after provisions for income taxes of $319,000 and $209,721 for the three months ended March 31, 1996 and 1995, respectively. Earnings per common share and common share equivalent increased to $0.14 from $0.09 per share for the three months ended March 31, 1996 and 1995, respectively. The increase in net income is attributed primarily to increased sales volume at all three subsidiaries.

Nine months ended March 31, 1996 compared to nine months ended March 31, 1995

                  Net sales for the nine-month period ended March 31, 1996 increased 24% from $20,627,574 in 1995, to $25,488,700 in 1996; the increase is attributed to the addition of new customers, improved business conditions, and increases in selling prices.

                  Cost of sales as a percentage of sales increased to 76%, during the period July 1, 1995 to March 31, 1996, as compared to 75% for the same period in the prior year. The increase is primarily attributed to the inclusion of certain unfavorable profit margins of MPC and Ny-Glass during the first three months of the current fiscal year.

                  Selling, general and administrative expenses increased to $4,038,503 for the nine-month period ended March 31, 1996 as compared with $3,672,210 for the same period in the prior year. The increase is mainly attributed to the increased sales volume of all subsidiaries.

                  Net income for the current nine-month period was $1,010,971 as compared with $628,908, for the nine-month period ended March 31, 1995 after provisions for income taxes of $722,000 and $460,944 for the nine months ended March 31, 1996 and 1995, respectively. The improvement in net income was primarily attributed to increased sales volume at all three subsidiaries. Earnings per common share and common share equivalent increased to $0.33 from $0.21 per share for the nine months ended March 31, 1996 and 1995, respectively. The increase being primarily attributed to increased sales volume.

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

                                            CALNETICS CORPORATION
                                            (Registrant)

Dated:  April 26, 1996                      /s/ Clinton G. Gerlach
                                            -----------------------
                                            Clinton G. Gerlach
                                            President

Dated:  April 26, 1996                      /s/ Teresa S. Louie
                                            -----------------------
                                            Teresa S. Louie
                                            Treasurer