Form 10-K
period 1996-06-30
CALNETICS CORP
filed 1996-09-25
CIK 277376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________
Commission File Number:  0-8767

                              CALNETICS CORPORATION
             (Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
         Title of each class                         which registered
                  None                                     ---

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $9,748,000 as of August 1, 1996.

                                    2,969,799
       (number of shares of common stock outstanding as of August 1, 1996)
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders, to be held November 8, 1996, are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

         Calnetics Corporation, a California corporation ("Calnetics"), and its wholly-owned subsidiaries, Manchester Plastics Co., Inc., a California corporation ("Manchester"), Ny-Glass Plastics, Inc., a California corporation ("Ny-Glass"), and Agricultural Products, Inc., a California corporation ("API"), are hereinafter referred to together as the "Company". Calnetics was incorporated under the laws of the State of California on July 18, 1960. The Company's headquarters are located in Chatsworth, California.

         All of the Company's manufacturing operations are conducted by its subsidiaries. Manchester manufactures proprietary items and custom products of acrylic, polycarbonate and polystyrene plastic sheet that serve the building materials and industrial plastics industries. Ny-Glass manufactures plastic parts, specializing in injection molding. API, which was acquired as of April 30, 1994, manufactures plastic tubing, fittings, filters and accessories that serve the agricultural irrigation industry.

         Approximately 70% of the Company's net sales of $35,193,973 are of proprietary products. The remaining portion of the Company's sales consist of custom fabrication and production parts manufactured to each individual customer's specifications. Such custom parts are produced for a wide variety of industries including the electronics industry.

                            MERGERS AND ACQUISITIONS

         In March 1988, Mr. Clinton G. Gerlach, either directly or through Gerlach Holding Corporation, a Delaware corporation of which Mr. Gerlach was the sole shareholder ("GHC"), acquired an aggregate of 682,004 shares of Calnetics' Common Stock ("Common Stock"). GHC purchased 300,000 newly-issued shares directly from Calnetics, and the remaining shares were purchased by Mr. Gerlach and GHC from individual shareholders of Calnetics. In February 1992, GHC acquired all of the Common Stock holdings owned by Mr. Larry Sacks, a former officer and Director of Calnetics, consisting of 403,500 shares, resulting in an aggregate ownership by GHC of 1,085,504 shares of Common Stock, representing approximately 37% of the total shares outstanding as of June 30, 1996. As of June 30, 1996, Mr. Gerlach owned 52% of the outstanding shares of GHC, with the remaining 48% owned by Mr. Gerlach's son and daughter.

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

         On June 3, 1992, Calnetics completed the cash acquisition of substantially all of the assets of PSI, a manufacturer of plastic injection molding components located in Corona, California. The acquisition was accomplished through a subsidiary of the Company, Ny-Glass, which continued the business of PSI under the Ny-Glass name in Corona, California. At the time of the acquisition, Ny-Glass entered into a ten (10) year building lease with respect to the premises formerly occupied by PSI. In September 1992, the Ny-Glass division of the Company, located in Paramount, California, was moved to Corona, California and consolidated with the Ny-Glass subsidiary.

         As of April 30, 1994, Calnetics acquired all of the capital stock of API for $4,402,144 by payment of $4,000,102 in cash obtained from long-term bank financing, and $402,042 in unsecured notes payable to the former API shareholders. API owns two plants, consisting of approximately 50,000 square feet in Ontario, California and approximately 30,000 square feet in Winter Haven, Florida. API's executive offices are located on site with the plant in Ontario, California.

                             CUSTOMERS AND MARKETING

         No customer accounted for ten (10%) percent or more of the Company's net sales in the 1996 fiscal year, and export sales accounted for less than five (5%) percent of net sales.

         The Company's marketing efforts at all four facilities are conducted by in-house personnel and a limited number of outside sales personnel and independent manufacturers representatives.

                                  RAW MATERIALS

         The principal raw materials used by the Company with respect to the manufacture of its products are resins for producing plastic parts. Based on market and economic conditions, as of July 31, 1996, the Company was not experiencing shortages in supply, other than nominal shortages of polycarbonate resin at Manchester. However, there can be no assurances that additional shortages will not result. All items, except polycarbonate resin, necessary for the production of the Company's products are purchased from a variety of suppliers.

                                     PATENTS

         The Company presently does not hold any patents, trademarks, franchises, licenses, or concessions which are material to its operations.

                              ENVIRONMENTAL MATTERS

         The Company believes that its policy in controlling the use and discharge of hazardous materials is in compliance with applicable local, state and federal regulations. As of the date hereof, the Company has not received notice from any governmental authority of any assertion of material non-compliance with such laws.

                                   SEASONALITY

         The Company's business (excluding API) is not of a seasonal nature. The Company is diversified across numerous industry lines and customers, and the portion of its business conducted by the subsidiaries other than API has not experienced any substantial seasonal variation to date. However, API's business historically has been seasonal in nature, with demand for its irrigation products being highest during the spring and early summer. In fiscal 1996, the Company's revenue reflected this trend, with $16,398,938 of revenue in the first half of the fiscal year (July - December) and $18,795,035 during the remainder of the fiscal year.

                                    INVENTORY

         The Company maintains what it considers a normal supply of its raw material resins ranging from 30 to 60 days' supply in inventory. These amounts are not increased except in times of expected shortages.

         The Company maintains an inventory of raw materials and finished goods for sale in order to respond quickly to customer demand. (See Note 3 of Notes to Consolidated Financial Statements.) While such raw materials and finished goods on hand represent a significant commitment of the Company's working capital, the Company believes that a rapid response to customer catalog orders is essential and that its inventory practices are typical of the industry in which it competes.

                                     BACKLOG

         The Company's backlog of orders consists of written purchase orders and telephone orders generally confirmed in writing or by substantially concurrent delivery and acceptance of product. The Company estimates that approximately 90% of its sales orders are written. The Company normally does not offer cancellation rights and considers its backlog to be firm. The Company's backlog at June 30, 1996 and at the end of the preceding fiscal year was as follows:

                                                             JUNE 30
                                                --------------------------------
                                                    1996                 1995
                                                ------------         -----------
                  All Company Products           $2,508,000         $2,290,000

It is anticipated that approximately 95% of the backlog at June 30, 1996 will be filled during the 1997 fiscal year.

                              GOVERNMENT CONTRACTS

         The Company does not have any government contracts or any other contracts which are subject to renegotiation of profits or termination at the election of the government.

                         CURRENT BORROWING ARRANGEMENTS

         Calnetics has a credit agreement for a $2,500,000 bank unsecured line of credit, subject to certain conditions. As of June 30, 1996, no outstanding balances existed on this bank credit line. The credit agreement expires December 31, 1996 and bears interest at the bank's reference rate, 8.25% at June 30, 1996. (See Note 4 to the Consolidated Financial Statements.)

         To finance the acquisition of API, the Company entered into two five-year collateralized bank term loans with two banks for a total of $4.5 million, with one such loan bearing interest at the bank's reference rate (8.25% at June 30, 1996) plus 3/4%, and the other loan bearing interest at the bank's prime rate (8.25% at June 30, 1996) plus 3/4%. As part of the API purchase price, the Company also executed unsecured promissory notes totaling $402,042, payable to the former API shareholders, with interest payable semi-annually at a rate of 7.50% per annum and principal payable in four equal annual installments beginning June 1996. (See Note 5 to the Consolidated Financial Statements.)

         As part of the acquisition of API, the Company assumed an industrial revenue bond payable, which had an outstanding principal balance of $1,440,000 at June 30, 1996, principal due in annual sinking fund installments ranging from $15,000 to $130,000 through December 2021, plus interest due monthly with an adjustable interest rate, which was 4.7% at June 30, 1996. In addition, the Company assumed mortgages payable to a bank, with an outstanding principal balance of $274,687 at June 30, 1996, secured by the related building and land, payable in monthly installments at an interest rate of three-quarter percent (3/4%) over the bank's prime rate with a balloon payment of $201,415 due on March 5, 2000. (See Note 5 to the Consolidated Financial Statements.)

                                   COMPETITION

         The Company encounters competition from many competitors, many of which are larger and have greater financial resources. The number of businesses in the plastics manufacturing industry in which the Company competes is impossible to estimate, but it generally consists of numerous small and large corporations and proprietorships. To the Company's knowledge, no single competitor is dominant.

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

                                    EMPLOYEES

         At June 30, 1996, the Company employed approximately 243 employees, none of which are subject to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced any work stoppage from any labor dispute.

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

         The Company believes the above facilities are in good repair, adequate for the Company's current operations, and sufficient to accommodate up to a twenty (20%) percent increase of present production levels, which would, however, require additional equipment, and in certain cases, additional semi-skilled labor.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently subject to any legal actions which are expected to have a material adverse effect on its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

         The names, ages and positions of all the executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the Directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers or any arrangements or understandings between any officers and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

                  NAME                      AGE                        POSITION
         ------------------                 ---               -----------------------
         Clinton G. Gerlach                 70                President, Chairman
                                                              of the Board and Chief Executive
                                                              Officer

         Michael A. Hornak                  53                Vice President

         Steven L. Strawn                   42                Vice President

         Teresa S. Louie                    42                Treasurer

         Barbara Guyer                      33                Secretary

         Lon Schultz                        62                President and Director of API

         Clinton G. Gerlach has served as the President, Chairman of the Board, and Chief Executive Officer of Calnetics since March of 1988, the Chairman of the Board and Director of Manchester since September 1989, Chairman of the Board, Chief Executive Officer and Director of Ny-Glass since June 1992, and Chairman of the Board and Director of API since June 1994. Mr. Gerlach was the Chairman of the Board and Chief Executive Officer of Gerlach Industries, Inc. from November 1983 to December 1986, and was the Chairman of the Board and Chief Executive Officer of Tannetics, Inc. from August 1969 to November 1983. From January 1987 to March 1988, Mr. Gerlach was self employed.

         Michael A. Hornak has been a Vice President of Calnetics since 1974 and a Director since 1984. Mr. Hornak has also been President of the Ny-Glass Plastics division of the Company since 1985, President, Chief Financial Officer and Director of Ny-Glass since June 1992, and was President of the Hydro Flight division of the Company from 1983 to 1985.

         Steven L. Strawn has been a Vice President of Calnetics since September 1989 and a Director since February 1992. Mr. Strawn has also been President and Director of Manchester since 1989 and has held various other positions with its predecessor, Manchester Products, from 1980 to 1989.

         Teresa S. Louie has been with the Company since August 1973 and was appointed Treasurer of Calnetics in February 1992, and has held various offices with Calnetics including Assistant Treasurer, Assistant Secretary and Controller.

         Barbara Guyer joined Manchester in April 1985, was appointed Treasurer and Controller of Manchester in February 1992 and was appointed Secretary of Calnetics in May 1996.

         Lon Schultz is the founder, President and a Director of API. API was formed in 1973 and Mr. Schultz has been the Chief Executive Officer of API since the date of inception. Mr. Schultz has also been a Director of Story Plastics, Inc. since 1975.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

(a)  Market Information

         Until June 19,1996, Calnetics Common Stock was traded on The Nasdaq Smallcap Market, but began trading on The Nasdaq National Market on June 20, 1996. The stock is quoted in the National Daily Quotation Service under the symbol CALN. The following table sets forth the high and low bid and asked quotations for the periods indicated. Quotations represent prices between dealers, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock price information (in dollars):

                                            BID                        ASKED
                                    ----------------------------------------------
                                       HIGH      LOW              HIGH       LOW
                                      -----      -----           -----       -----
Year Ended June 30, 1996
         First Quarter                  4        3-3/4           4-3/4       4-1/2
         Second Quarter               3-1/4        3             4-1/4       3-3/4
         Third Quarter                4-3/4      4-1/2           5-1/8       5-1/8
         Fourth Quarter               9-1/2      4-7/8           10-1/4      5-1/4

Year Ended June 30, 1995
         First Quarter                3-1/4      2-3/4           3-1/2         3
         Second Quarter                 4        2-3/4           4-1/2         3
         Third Quarter                5-3/4      3-1/4           6-1/4       3-3/4
         Fourth Quarter               5-1/4      3-1/2           5-3/4         4

(b) There were 310 shareholders of record as of August 15, 1996. Nasdaq National Market maintenance standards require that Calnetics has at least 400 shareholders or 300 shareholders of round lots. Based solely upon the number of sets of proxy materials requested by brokers, dealers and other entities for the 1995 Annual Meeting of Shareholders, Calnetics believes that the actual number of beneficial owners of Calnetics Common Stock is in excess of 600.

(c) To date the Company has not paid any dividends, and the Company currently does not intend to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended June 30, 1996. The selected consolidated financial data should be read in conjunction with (i) the Company's Consolidated Financial Statements and the Notes thereto as set forth in Item 14 below, and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

                                             YEAR ENDED JUNE 30
                                                 (IN DOLLARS)

                         1996            1995              1994             1993                  1992
                         ----            ----              ----             ----                  ----
Net sales             35,193,973      29,172,106       17,996,617       16,564,448            13,570,6880
Net income             1,671,915       1,006,066          616,975          502,176                407,222
Earnings per                0.55            0.33             0.21             0.17                   0.14
common
share
Capital                  995,026         512,153          113,884          340,617                180,549
expenditures
Total assets          18,686,292      17,122,578       16,376,776        7,484,777              7,894,373
Long-term              4,740,820       5,551,284        6,284,524              ---                234,375
debt
Shareholders'          8,872,771       7,136,146        6,099,882        5,296,342              4,794,166
equity

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

                                 API ACQUISITION

         In fiscal 1994, the Company completed the acquisition of all of the outstanding stock of API of Ontario, California from the API shareholders effective as of April 30, 1994. The purchase price was $4,402,144, consisting of cash of $4,000,102 and unsecured promissory notes payable to the former API shareholders of $402,042. API, which was a closely held private company, is a manufacturer of plastic water handling products, including tubing, filters and drip system accessories with manufacturing plants in Ontario, California and Winter Haven, Florida.

         Net assets acquired totaled $3,528,341, resulting in recording of goodwill of $873,803 which is being amortized on a straight-line basis over 20 years.

                           CHANGE IN INVENTORY PRICING

         Effective July 1, 1994, the Company changed its method of pricing finished goods inventories at Manchester from FIFO to LIFO. The change in method was made to more properly match current expenses with revenues.

         At June 30, 1996 and 1995, if the FIFO method had been used to value Manchester finished goods inventories, the stated value of inventories would have been approximately $421,000 and $408,000 higher, respectively, and the effect on 1996 and 1995 operations would have increased income before provision for income taxes by $13,000 and $408,000, respectively, and net income by $7,000 and $230,000, respectively. (See Note 3 to the Consolidated Financial Statements).

                              RESULTS OF OPERATIONS
                             1996 COMPARED WITH 1995

         Net sales for the fiscal year ended June 30, 1996 increased 21% from $29,172,106 to $35,193,973. The increase is attributed to broader customer acceptance of the Company's products proportionally obtained by all three subsidiaries.

         Cost of sales, as a percentage of sales, amounted to 74.6% for the twelve months ended June 30, 1996, as compared to 74.5% for the same period in the prior year.

         Selling, general and administrative expenses increased during the twelve months ended June 30, 1996 to $5,627,299, as compared with $5,187,534 for the same period in the prior fiscal year. The increase is attributed to the increased sales volume in 1996 as compared with 1995.

         Net income for the year ended June 30, 1996 amounted to $1,671,915 after provision for income taxes of $1,262,000, as compared with $1,006,066 after a provision for income taxes of $739,000 in the previous year. Income per share increased from $0.33 per share in 1995 to $0.55 per share in 1996. The increase in net income and income per share is primarily attributed to increased sales volume at all three subsidiaries.

                              RESULTS OF OPERATIONS
                             1995 COMPARED WITH 1994

         Net sales for the fiscal year ended June 30, 1995 increased 62% over the prior fiscal year from $17,996,617 to $29,172,106. The increase is principally attributed to the Company's ownership of API. API operating results were included for only two months in fiscal 1994 as compared to twelve months in fiscal 1995.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the primary source of liquidity for the Company was cash generated from operations.

         Working capital at June 30, 1996 increased to $7,926,721 as compared with $7,234,385 at June 30, 1995, and current ratios were 2.6 and 2.7 at June 30, 1996 and 1995, respectively.

         Expenditures for property and equipment were $995,026 for the fiscal year ended June 30, 1996 as compared with $512,153 for the fiscal year ended June 30, 1995. The increase for the fiscal year ended June 30, 1996 was attributed to the purchase of approximately $500,000 of new injection molding equipment for Ny-Glass. The Company has no immediate plans for any significant capital expenditures in fiscal 1997. The Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1997. Certain loan agreements limit capital expenditures by the Company to $1,000,000 in 1997 and thereafter.

         The Company has a credit agreement with a bank under which the Company may borrow up to $2,500,000 on an unsecured basis. No borrowings were made against this credit line in fiscal 1996. The agreement expires on December 31, 1996 and bears interest at the bank's reference rate (8.25% at June 30, 1996).

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

         The Company expects to finance any future acquisitions through either cash flow from operations, borrowings under existing or future credit facilities, the issuance of debt or equity securities or a combination of the foregoing. The Company may also consider the issuance of long-term convertible subordinated debentures or the issuance of convertible preferred stock to enhance long-term liquidity.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

         The financial statements are listed under Part IV, Item 14 in this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                            DIRECTORS OF THE COMPANY

         The information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1996 Proxy Statement is incorporated herein by this reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The "Executive Officers of the Company" are discussed under Part I,
Item 4A of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the captions "Information Regarding the Board of Directors," "Committees" and "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information under the caption "Ownership of Certain Beneficial
Owners and Management" in the 1996 Proxy Statement is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under "Certain Transactions and Other Matters" in the 1996 Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1.       EXHIBITS

         See Index to Exhibits set forth in this form 10-K following the financial statements below.

                                                                        reference to
                                                                        this Form 10-K

2.       FINANCIAL STATEMENT SCHEDULES
         Independent Auditors' Report                                            16

         Consolidated Balance Sheets,
           June 30, 1996 and 1995                                                17

         Consolidated Statements of Income
           and Retained Earnings for the Years
           Ended June 30, 1996, 1995 and 1994                                    19

         Consolidated Statements of Shareholders' Equity
           for the Years Ended June 30, 1996, 1995 and 1994                      20

         Consolidated Statements of Cash Flows for
           the Years Ended June 30, 1996, 1995 and 1994                          21


         Notes to Consolidated Financial
           Statements                                                            23

         Schedule II - Valuation and Qualifying Accounts                         33

         SCHEDULES OMITTED:

         Schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statement named above or in the notes thereto.

3.       REPORTS ON FORM 8-K

         During the quarter ended June 30, 1996, the Company did not file a Form 8-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Directors and Shareholders of Calnetics Corporation:

We have audited the accompanying consolidated balance sheets of CALNETICS CORPORATION (a California Corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calnetics Corporation and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

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

                                         ARTHUR ANDERSEN LLP

Los Angeles, California
July 24, 1996

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995

                                     ASSETS

                                                                       1996                 1995
                                                                   -----------          -----------
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 1,877,633          $ 1,580,974
  Accounts receivable, net of allowances of
    $316,000 and $263,000 in 1996 and 1995,
    respectively                                                     4,997,471            4,448,526
  Inventories                                                        5,470,710            4,962,037
  Prepaid expenses                                                     254,608              312,996
  Deferred income taxes                                                342,000              272,000
                                                                   -----------          -----------
          Total current assets                                      12,942,422           11,576,533
                                                                   -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                                 466,288              466,288
  Buildings and leasehold improvements                               2,269,525            2,204,992
  Machinery and equipment                                            4,587,322            3,752,505
  Furniture and fixtures                                               248,220              224,251
                                                                   -----------          -----------
                                                                     7,571,355            6,648,036
  Less--Accumulated depreciation and
        amortization                                                 3,399,998            2,776,164
                                                                   -----------          -----------
                                                                     4,171,357            3,871,872
                                                                   -----------          -----------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of
    $331,638 and $259,938 in 1996 and 1995,
    respectively                                                     1,401,268            1,472,968
  Deposits and other assets                                            171,245              201,205
                                                                   -----------          -----------
                                                                     1,572,513            1,674,173
                                                                   -----------          -----------
                                                                   $18,686,292          $17,122,578
                                                                   ===========          ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            1996                 1995
                                                         -----------          -----------
CURRENT LIABILITIES:
  Current portion of long-term debt                      $   247,187          $   338,000
  Accounts payable                                         3,214,786            2,800,655
  Accrued liabilities                                        756,050              707,503
  Accrued compensation and benefits                          411,657              437,797
  Income taxes payable                                       386,021               58,193
                                                         -----------          -----------
          Total current liabilities                        5,015,701            4,342,148
                                                         -----------          -----------
LONG-TERM DEBT, net of current portion                     4,740,820            5,551,284
                                                         -----------          -----------
DEFERRED INCOME TAXES                                         57,000               93,000
                                                         -----------          -----------
COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY:
  Preferred stock:
    Authorized--2,000,000 shares
    Issued and outstanding--0 shares                            -                    -
  Common stock, no par value:
    Authorized--20,000,000 shares
    Issued and outstanding--2,959,799
      and 2,914,799 shares in 1996
      and 1995, respectively                               2,462,345            2,397,635
  Retained earnings                                        6,410,426            4,738,511
                                                         -----------          -----------
          Total shareholders' equity                       8,872,771            7,136,146
                                                         -----------          -----------
                                                         $18,686,292          $17,122,578
                                                         ===========          ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996

                                                    1996                 1995                 1994
                                                 -----------          -----------          ----------
NET SALES                                        $35,193,973          $29,172,106          $17,996,617

COST OF SALES                                     26,252,121           21,739,246           13,628,257
                                                 -----------          -----------          -----------
Gross profit                                       8,941,852            7,432,860            4,368,360

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          5,627,299            5,187,534            3,253,056
                                                 -----------          -----------          -----------
          Income from operations                   3,314,553            2,245,326            1,115,304
                                                 -----------          -----------          -----------
OTHER INCOME (EXPENSE):
  Gain on sale of property
    and equipment                                      5,950                6,500                  760
  Interest and other income                           29,803               27,345               65,127
  Interest expense                                  (416,391)            (534,105)             (42,216)
                                                 -----------          -----------          -----------
                                                    (380,638)            (500,260)              23,671
                                                 -----------          -----------          -----------
          Income before provision
            for income taxes                       2,933,915            1,745,066            1,138,975

PROVISION FOR INCOME TAXES                         1,262,000              739,000              522,000
                                                 -----------          -----------          -----------
          Net income                             $ 1,671,915          $ 1,006,066          $   616,975
                                                 ===========          ===========          ===========
Earnings per common share and
  common share equivalent                        $       .55          $       .33          $       .21
                                                 ===========          ===========          ===========
Weighted average number of shares
  outstanding                                      3,057,984            3,030,283            2,921,854
                                                 ===========          ===========          ===========

  The accompanying notes are an integral part of these consolidated statements.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996

                                                      Common Stock
                                                 -----------------------                                 Total
                                                   Shares                           Retained         Shareholders'
                                                Outstanding         Amount          Earnings            Equity
BALANCE, June 30, 1993                           2,793,799       $2,180,872        $3,115,470         $5,296,342

  Net income                                         -                -               616,975            616,975
  Exercise of stock options                         90,000           81,565             -                 81,565
  Shares issued for services                        10,000           20,000             -                 20,000
  Extension of stock option
    term (Note 8)                                    -               85,000             -                 85,000
                                                 ---------       ----------        ----------         ----------
BALANCE, June 30, 1994                           2,893,799        2,367,437         3,732,445          6,099,882

  Net income                                         -                -             1,006,066          1,006,066
  Exercise of stock options                         21,000           30,198             -                 30,198
                                                 ---------       ----------        ----------         ----------
BALANCE, June 30, 1995                           2,914,799        2,397,635         4,738,511          7,136,146

  Net income                                          -                -            1,671,915          1,671,915
  Exercise of stock options                         45,000           64,710             -                 64,710
                                                 ---------       ----------        ----------         ----------
BALANCE, June 30, 1996                           2,959,799       $2,462,345        $6,410,426         $8,872,771
                                                 =========       ==========        ==========         ==========

  The accompanying notes are an integral part of these consolidated statements.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996

                                                                   1996               1995                 1994
                                                                ----------         ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $1,671,915         $1,006,066          $   616,975
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:

      Depreciation and amortization                                758,591            704,497              444,833
      Provision for doubtful accounts                               98,338             93,531               52,521
      Gain on sale of property,
        plant and equipment                                         (5,950)            (6,500)                (760)
      Provision (benefit) for deferred
        income taxes                                              (106,000)           (64,000)              24,000
      Common stock issued for services                               -                  -                   20,000
      Extension of stock option term                                 -                  -                   85,000
      Change in operating assets and
        liabilities, net of effects
        from acquisitions:
          Decrease (increase) in:
            Accounts receivable                                   (647,283)          (287,260)             589,945
            Inventories                                           (508,673)          (785,506)             (28,860)
            Prepaid expenses                                        58,388           (164,599)              75,472
            Deposits and other assets                               29,960            (26,429)             (66,232)
          Increase (decrease) in:
            Accounts payable                                       414,131            839,630             (656,529)
            Accrued liabilities and
              compensation and benefits                             22,407            (84,661)             518,890
            Income taxes payable                                   327,828           (137,773)             178,000
                                                                ----------         ----------          -----------
          Net cash provided by
            operating activities                                 2,113,652          1,086,996            1,853,255
                                                                ----------         ----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property,
    plant and equipment                                             14,600              6,500                4,000
  Purchases of property, plant and
    equipment                                                     (995,026)          (512,153)            (113,884)
  Cash used in acquisitions                                          -                  -               (4,000,102)
                                                                ----------         ----------          -----------
          Net cash used in investing
            activities                                            (980,426)          (505,653)          (4,109,986)
                                                                ----------         ----------          -----------

                                                                   1996               1995                 1994
                                                                ----------         ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under line of
    credit agreement                                            $    -             $    -               $ (100,000)
  Proceeds from long-term debt                                       -                  -                4,500,000
  Repayments of long-term debt                                    (901,277)          (883,658)            (897,887)
  Net proceeds from issuance of
    common stock                                                    64,710             30,198               81,565
                                                                ----------         ----------           ----------
           Net cash provided by
             (used in) financing
              activities                                          (836,567)          (853,460)           3,583,678
                                                                ----------         ----------           ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             296,659           (272,117)           1,326,947

CASH AND CASH EQUIVALENTS,
  beginning of year                                              1,580,974          1,853,091              342,723

CASH OF ACQUIRED ENTITY                                              -                  -                  183,421
                                                                ----------         ----------           ----------
CASH AND CASH EQUIVALENTS,
  end of year                                                   $1,877,633         $1,580,974           $1,853,091
                                                                ==========         ==========           ==========

  The accompanying notes are an integral part of these consolidated statements.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

1.       Basis of Presentation

Calnetics Corporation (the Company) is engaged in manufacturing operations through three wholly owned subsidiaries:

         Manchester Plastics, Co., Inc. (Manchester), located in Chatsworth, California, primarily manufactures proprietary products consisting of acrylic, polycarbonate and polystyrene plastic sheets for the building material and industrial plastics industries.

         Ny-Glass Plastics, Inc. (Ny-Glass), located in Corona, California, manufactures custom plastic injection molding components for original equipment manufacturers and high-quality, close-tolerance molded plastic components for a wide variety of industries. Approximately one-fifth of its production is proprietary, consisting of products for the electronic, computer, automotive and other high-tech industries.

         Agricultural Products, Inc. (API), located in Ontario, California and Winter Haven, Florida, manufactures and distributes various irrigation hoses, fittings and other products primarily for the agriculture industry.

2.       Acquisition

Effective April 30, 1994, the Company acquired all of the outstanding stock of API for $4,402,144, which included a cash payment of $4,000,102 obtained from long-term bank financing and $402,042 in notes payable to the former API shareholders.

The API acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as follows:

                  Cash                                   $   183,421
                  Accounts receivable                      2,491,788
                  Inventories                              1,532,340
                  Other current assets                       124,529
                  Property, plant and equipment, net       3,273,197
                  Goodwill and noncurrent assets             897,812
                  Current liabilities                     (1,840,121)
                  Long-term debt                          (2,260,822)
                                                         -----------
                                                         $ 4,402,144
                                                         ===========

The results of operations of API from April 30, 1994 have been included in the accompanying consolidated financial statements. The following summarized unaudited pro forma financial information assumes the acquisition occurred on July 1, 1993:

                                                           Year Ended
                                                            June 30,
                                                              1994
                                                           ----------
                                                           (Unaudited)
                  Net sales                                $26,849,000
                                                           ===========
                  Net income                               $   699,000
                                                           ===========
                  Earnings per common share                $       .24
                                                           ===========

3.       Summary of Significant Accounting Policies

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         Credit Risk

         The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Customers are located primarily throughout the United States.

         Revenue Recognition

         Revenue on product sales is recognized at the time of shipment.

         Inventories

         Inventories include costs of materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) and the last-in, first-out (LIFO) methods. The LIFO method is used for the finished goods inventory at Manchester and totals approximately $1,901,000. Inventories consist of the following:

                                                      1996               1995
                                                   ----------         ----------
                  Raw materials                    $2,661,261         $2,402,121
                  Finished goods                    2,809,449          2,559,916
                                                   ----------         ----------
                                                   $5,470,710         $4,962,037
                                                   ==========         ==========

         Effective July 1, 1994, the Company changed its method of pricing finished goods inventories at Manchester from FIFO to LIFO. The change in method was made to more properly match current expenses with revenues.

         At June 30, 1996 and 1995, if the FIFO method had been used to value Manchester finished goods inventories, the stated value of inventories would have been approximately $421,000 and $408,000 higher, respectively, and the effect on 1996 and 1995 operations would have increased income before provision for income taxes by $13,000 and $408,000, respectively, and net income by $7,000 and $230,000, respectively.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The Company follows the policy of capitalizing expenditures which materially increase asset lives and charging ordinary maintenance and repairs to operations as incurred. Amounts expensed as maintenance and repairs were approximately $336,000, $370,000 and $163,000 in 1996, 1995 and 1994,
         respectively.

         When assets are sold or disposed of, the cost and related depreciation are removed from the accounts and any resulting gain or loss is included in income.

         Property, plant and equipment are depreciated and amortized using the straight-line and accelerated methods over the following useful lives:

                  Buildings and improvements           7 - 31.5 years
                  Leasehold improvements               term of lease
                  Machinery and equipment              3 - 7 years
                  Furniture and fixtures               5 - 7 years

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

         Cash paid for income taxes was approximately $1,041,000, $932,000 and $330,000 in 1996, 1995 and 1994, respectively. Cash paid for interest was approximately $445,000, $511,000 and $31,000 in 1996, 1995 and
         1994, respectively.

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

         Fair Value of Financial Instruments

         The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. The carrying amounts of long-term debt approximate fair value because either interest rates fluctuate based on market rates or interest rates appear to approximate market rates for similar instruments.

         New Authoritative Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which applies the fair value-based method of accounting for stock-based compensation plans. In accordance with the recently issued standard, the Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning for fiscal year end June 30, 1997, the Company will adopt the appropriate disclosure requirements of SFAS No. 123.

         Reclassifications

         Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 financial statement presentation.

4.       Line of Credit

The Company has a $2,500,000 unsecured line of credit with a bank. At June 30, 1996, the entire amount was available under this credit arrangement, which expires on December 31, 1996. Borrowings under this facility bear interest at the bank's reference rate (8.25 percent at June 30, 1996). The line of credit agreement includes certain restrictive covenants which are discussed in Note 5 below.

5.       Long-Term Debt

At June 30, 1996 and 1995, long-term debt consists of the following:

                                                                                        1996                  1995
                                                                                     ----------          ------------
           Term loans payable to banks, unsecured, interest at the banks'
            reference rate (8.25 percent at June 30, 1996) plus .75 percent, due in various monthly installments of principal and interest through
            July 1, 1999, with balloon payments totaling $1,458,462 due on
            August 1, 1999                                                           $2,949,948           $3,683,316
           Industrial revenue bond payable, principal due
            in annual sinking fund installments ranging from $15,000 to $130,000 through December 2021, plus interest due monthly based on the
            Issuer's Weekly Adjustable Interest Rates for Revenue Bonds (3.4
            percent at June 30, 1996), secured by a standby letter of credit
            issued by a bank with an annual fee of 1.25 percent                       1,440,000            1,455,000
           Loans payable to former API shareholders,
            unsecured, interest payable semi-annually at
            7.50 percent, principal payable in four equal
            annual installments beginning June 1996                                     301,532              402,042
           Mortgage payable to bank, secured by the related
            building and land, principal payable in monthly installments of
            $1,665 plus interest at the bank's prime rate (8.25 percent at June
            30, 1996) plus .75 percent, with a balloon payment
            of $201,415 due on March 5, 2000                                            274,687              294,663
            Other                                                                        21,840               54,263
                                                                                     ----------          ------------
                                                                                      4,988,007            5,889,284
           Less--Current portion of long-term debt                                      247,187              338,000
                                                                                     ----------          ------------
                                                                                     $4,740,820           $5,551,284
                                                                                     ==========           ==========

The following is a schedule of future principal payments of long-term debt as of June 30, 1996:

                           1997                   $  247,187
                           1998                      799,779
                           1999                      835,217
                           2000                    1,750,824
                           2001                       25,000
                           Thereafter              1,330,000
                                                  ----------
                                                  $4,988,007
                                                  ==========

The line of credit agreement (see Note 4), term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At June 30, 1996, the Company was in compliance with all bank covenants.

6.       Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109).

Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The components of the deferred income tax asset at June 30, 1996 and 1995 are as follows:

                                                 1996             1995
                                               --------         ------
         Allowance for bad debts               $127,000         $106,000
         Vacation accrual                        56,000           56,000
         State taxes                            103,000           51,000
         Inventory reserve                       30,000           30,000
         Warranty reserve                        26,000           26,000
         Other                                        -            3,000
                                               --------         --------
                                               $342,000         $272,000
                                               ========         ========

The primary component of the deferred income tax liability at June 30, 1996 and 1995 was accelerated tax depreciation.

The components of the provision (benefit) for income taxes for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                                          1996         1995        1994
                                                       ----------   ----------   --------
                  Current - Federal                    $1,048,000   $  621,833   $392,437
                          - State                         320,000      181,167    105,563
                                                       ----------   ----------   --------
                                                        1,368,000      803,000    498,000
                                                       ----------   ----------   --------

                  Deferred - Federal                      (90,000)     (49,000)    19,000
                           - State                        (16,000)     (15,000)     5,000
                                                       ----------   ----------   --------
                                                         (106,000)     (64,000)    24,000
                                                       ----------   ----------   --------
                  Provision for income taxes           $1,262,000     $739,000   $522,000
                                                       ==========     ========   ========

The components of the provision (benefit) for deferred income taxes for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                                          1996                1995           1994
                                                        ---------           ---------       --------
         Allowance for doubtful accounts                $ (21,000)          $(23,000)       $  9,000
         Depreciation                                     (40,000)            (4,000)         43,000
         Accrued expenses and reserves                       -               (27,000)        (12,000)
         State taxes                                      (52,000)           (12,000)         (6,000)
         Other                                              7,000              2,000         (10,000)
                                                        ---------           --------        --------
                                                        $(106,000)          $(64,000)       $ 24,000
                                                        =========           ========        ========

A reconciliation of income taxes at the statutory federal income tax rate and the provisions for income taxes for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                                   1996                    1995                    1994
                                              --------------           -------------           -------------
                                                Amount       %         Amount        %         Amount        %
Income tax at statutory
  federal rate                                $ 997,531    34.0%        $593,322   34.0%        $387,252   34.0%
State and local income
  taxes, net of federal
  income tax effect                             180,084     6.1          106,449    6.1           69,477    6.1
Amortization of goodwill                         35,033     1.2           35,033    2.0           30,310    2.7
Other items, net                                 49,352     1.7            4,196    0.2           34,961    3.0
                                             ----------    ----         --------   ----         --------   ----
                                             $1,262,000    43.0%        $739,000   42.3%        $522,000   45.8%
                                             ==========    ====         ========   ====         ========   ====

7.       Commitments

         Employment Agreement

         In June 1994, the Company entered into a three-year employment agreement with a key employee. The agreement states that if the employee dies or becomes disabled or is terminated for cause (as defined in the agreement) during the employment period, the employee or the employee's beneficiary will receive certain fixed payments as defined in the agreement.

         Non-Competition Agreement

         In June 1994, the Company entered into a non-competition agreement with the former shareholders of API. The agreement expires in June 1999.

         Purchase Agreement

         In June 1994, the Company entered into a four-year purchase agreement with one of its vendors. The minimum purchase quantities are based on historical purchase trends as defined in the agreement and the purchase price of the parts will be the list price as set forth in the agreement and as adjusted in the future based on the mutual agreement of the parties.

         Lease Commitments

         The Company leases certain office and manufacturing facilities and equipment under noncancelable operating leases which expire at various dates through May 2002. The aggregate minimum future lease payments under these leases at June 30, 1996 are approximately as follows:

                           1997                    $  708,000
                           1998                       705,000
                           1999                       715,000
                           2000                       388,000
                           2001                       147,000
                           Thereafter                 135,000
                                                   ----------
                                                   $2,798,000
                                                   ==========

         Rental expense charged to operations was approximately $700,000, $641,000 and $595,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

8.       Employee Stock Options

In 1988, the Company established an Employee Stock Option Plan under which options to purchase a total of 275,000 shares of common stock may be granted to certain employees as determined by the Company's Board of Directors. Options granted under this plan vest in equal amounts on the first and second anniversary dates of the granting of the options. The Company extended the expiration date for one year on 1988 options to acquire 85,000 shares. This extension resulted in additional compensation expense of $85,000 in 1994. At June 30, 1996, options to acquire 79,000 shares are outstanding and exercisable under this plan, expiring at various dates through July 24, 1997.

In 1993, the Company established the 1993 Stock Option Plan, which provides for granting options to purchase up to 250,000 shares of the Company's common stock to employees, officers, directors and consultants of the Company. The 1993 plan is a non-statutory stock option plan and options to purchase 150,000 shares have been granted and are outstanding under this plan at June 30, 1996. Options granted to purchase 100,000 shares expire on March 1, 2003 and vest in three equal amounts on March 1, 1995, 1996 and 1997. The remaining option granted to purchase 50,000 shares (granted in fiscal 1995) expires on July 18, 2004 and vests in three equal amounts on July 19, 1995, 1996 and 1997.

In fiscal 1995, the Board of Directors approved the establishment of the 1995 Stock Option Plan, which will provide for granting options to purchase up to 250,000 shares of the Company's common stock.

At June 30, 1996, 162,335 options were exercisable under all plans. All options have been granted at prices equal to the fair market value of the common stock at the grant date.

A summary of option activities for all plans is as follows:

                                                    Number              Option
                                                   of Shares            Prices
                                                   ---------        ---------------
         Balance, June 30, 1994                     245,000         $1.438 to 2.000
           Granted                                   50,000                   3.000
           Exercised                                (21,000)                  1.438
                                                    --------        ---------------
         Balance, June 30, 1995                     274,000          1.438 to 3.000

           Exercised                                (45,000)                  1.438
                                                    --------        ---------------
         Balance, June 30, 1996                     229,000         $1.438 to 3.000
                                                    =======         ===============

9.       Employee Benefit Plans

API provides a profit-sharing plan and 401(k) plan for its employees. The Board of Directors can authorize discretionary contributions with no required minimum contribution. API's contribution to the profit-sharing plan for the periods ended June 30, 1996 and 1995 was $120,000 for each period. There were no API contributions to the 401(k) plan for the periods ended June 30, 1996 and 1995.

10.      Unaudited Quarterly Results

Unaudited quarterly results of operations for each of the quarters in the three years ended June 30, 1996 are presented below:

                                             First           Second            Third            Fourth
                                            Quarter          Quarter          Quarter           Quarter
                                          ----------       ----------        ----------       ----------
       Year ended June 30,
          1996
            Net sales                     $8,772,000       $7,627,000        $9,090,000       $9,705,000
            Gross profit                   1,965,000        1,797,000         2,345,000        2,835,000
            Net income                       296,000          271,000           444,000          661,000
            Earnings per share                   .10              .09               .14              .22

          1995
            Net sales                     $6,647,000       $6,275,000        $7,705,000       $8,545,000
            Gross profit                   1,590,000        1,579,000         1,992,000        2,272,000
            Net income                       170,000          179,000           280,000          377,000
            Earnings per share                   .06              .06               .09              .12

          1994
            Net sales                     $3,938,000       $3,656,000        $4,100,000       $6,303,000
            Gross profit                     833,000          855,000           870,000        1,810,000
            Net income                       108,000          123,000           135,000          251,000
            Earnings per share                   .04              .04               .05              .08

                                                                     SCHEDULE II

                              CALNETICS CORPORATION

                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996

                                   Balance         Additions
                                     at            Charged         Deductions                         Balance
                                  Beginning          to               from                           at End of
                                  of Period        Expense          Allowance          Other          Period
                                  ---------        -------          ---------          -----          ------
Allowance for
  doubtful accounts:
    Year ended
      June 30, 1996              $263,015         $98,338            $45,353           $   -          $316,000
                                 ========         =======            =======           =======        ========
    Year ended
      June 30, 1995              $197,525         $93,531            $28,041           $   -          $263,015
                                 ========         =======            =======           =======        ========
    Year ended
      June 30, 1994              $141,399         $52,521            $76,395           $80,000(a)     $197,525
                                 ========         =======            =======           =======        ========

(a) Represents Agricultural Products, Inc.'s allowance for doubtful accounts balance at the date of acquisition.

                                INDEX TO EXHIBITS

Number                             Description
- ------                             -----------
  3.1                      Amended and Restated Articles of
                           Incorporation of Calnetics (Exhibit
                           3.1 to Form 10-K filed September
                           25, 1989).

  3.2                      Bylaws of Calnetics (Exhibit 1.2
                           to Form 10-K filed September 21,
                           1978).

  3.3                      Amendment to Bylaws of Calnetics
                           (Exhibit 3 to Form 8 filed September
                           28, 1989).

 10.1                      Lease dated November 22, 1989 between
                           Manchester and Tom Schneider and Arlene
                           Schneider and Amendment to said lease
                           dated December 5, 1989 (Exhibit 10.12
                           to Form 10-K dated June 30, 1991).

 10.2                      Lease dated June 2, 1992 by and between
                           Honey Protas and Ny-Glass (Exhibit 10.19 to Form 10-K dated June 30, 1992).

 10.3                      Addendum No. 1 to Lease dated June 2,
                           1992 (Exhibit 10.20 to Form 10-K
                           dated June 30, 1992).

 10.4 Lease Guaranty Agreement entered into as of June 2, 1992 by Calnetics (Exhibit 10.21 to Form 10-K dated June 30, 1992).

 10.5                      Memorandum of Lease with Right of First
                           Refusal and Option to Purchase dated
                           May 22, 1992 (Exhibit 10.22 to
                           Form 10-K dated June 30, 1992).

 10.6                      Side Letter Agreement re Standard
                           Industrial Commercial Single Tenant
                           Lease by and between Honey Protas as
                           lessor and Ny-Glass as lessee dated
                           May 22, 1992 (Exhibit 10.23 to Form
                           10-K dated June 30, 1992).

 10.7                      Calnetics Corporation 1988 Employee
                           Stock Option Plan (Exhibit 10.25 to
                           Form 10-K dated June 30, 1993).

 10.8                      Calnetics Corporation 1993 Nonstatutory
                           Stock Option Plan (Exhibit 10.26 to
                           Form 10-K dated June 30, 1993).

 10.9                      Business Loan Agreement dated June 28,
                           1993 among Bank of America National
                           Trust and Savings Association, Calnetics,
                           Manchester and Ny-Glass (Exhibit 10.27 to
                           Form 10-K dated June 30, 1993).

 10.10                     First Amendment to Business Loan Agreement of
                           June 28, 1993 dated as of June 20, 1994 among
                           Bank of America National Trust and Savings
                           Association, Calnetics, Manchester and
                           Ny-Glass (Exhibit 10.17 to Form 10-K dated
                           June 30, 1994).

 10.11 Stock Purchase Agreement among Calnetics and the Selling Shareholders of API effective as of April 30, 1994. (Exhibit 2 to Form 8-K filed June 24, 1994).

 10.12 Business Loan Agreement dated June 20, 1994 among The Bank of California, N.A., Calnetics,
                           Manchester, Ny-Glass and API (Exhibit 10.19 to
                           Form 10-K dated June 30, 1994).

 10.13 Security Agreement (Receivables and Inventory) dated June 20, 1994 between Calnetics and The
                           Bank of California, N.A. (Exhibit 10.20 to
                           Form 10-K dated June 30, 1994).

 10.14 Security Agreement (Receivables and Inventory) dated June 20, 1994 between Ny-Glass and The
                           Bank of California, N.A. (Exhibit 10.21 to Form
                           10-K dated June 30, 1994).

 10.15 Security Agreement (Receivables and Inventory) dated June 20, 1994 between Manchester and The
                           Bank of California, N.A. (Exhibit 10.22 to
                           Form 10-K dated June 30, 1994).

 10.16 Security Agreement (Receivables and Inventory) dated June 20, 1994 between API and The Bank of California, N.A. (Exhibit 10.23 to Form 10-K dated June 30, 1994).

 10.17                     Term Loan Note dated June 20, 1994 among
                           The Bank of California, N.A., Calnetics,
                           Manchester, Ny-Glass and API (Exhibit 10.24 to Form 10-K dated June 30, 1994).

 10.18 Business Loan Agreement dated June 20, 1994 among Bank of America National Trust and
                           Savings Association, Calnetics, Manchester,
                           Ny-Glass and API (Exhibit 10.25 to Form 10-K dated June 30, 1994).

 10.19                     Security Agreement dated June 20, 1994
                           between Calnetics and Bank of America
                           National Trust and Savings Association (Exhibit 10.26 to Form 10-K dated June 30, 1994).

 10.20                     Security Agreement dated June 20, 1994
                           between Ny-Glass and Bank of America
                           National Trust and Savings Association
                           (Exhibit 10.27 to Form 10-K dated June 30, 1994).

 10.21                     Security Agreement dated June 20, 1994
                           between Manchester and Bank of America
                           National Trust and Savings Association
                           (Exhibit 10.28 to Form 10-K dated June 30, 1994).

 10.22                     Security Agreement dated June 20, 1994
                           between API and Bank of America National
                           Trust and Savings Association (Exhibit 10.29 to Form 10-K dated June 30, 1994).

 10.23 Noncompetition and Noninterference Agreement dated June 20, 1994 among Calnetics, API and Lon Schultz, individually and as trustee of the Lon Schultz Charitable Remainder
                           Unitrust (Exhibit 10.31 to Form 10-K dated
                           June 30, 1994).

 10.24 Employment Agreement dated June 20, 1994 between API and Lon Schultz, an individual
                           (Exhibit 10.32 to Form 10-K dated June 30, 1994).

 10.25                     Parts Purchase and Supply Agreement dated
                           June 20, 1994 between API and Story Plastics,
                           Inc., a California corporation (Exhibit 10.33 to
                           Form 10-K dated June 30, 1994).

 10.26                     Loan Agreement dated December 31, 1991 between
                           California Statewide Communities Development
                           Authority and API (Exhibit 10.34 to Form 10-K dated June 30, 1994).

 10.27 Reimbursement Agreement dated December 1, 1991 between API and Union Bank (Exhibit 10.35 to
                           Form 10-K dated June 30, 1994).

 10.28                     Standby Reimbursement Agreement dated
                           December 1, 1991 between API and The Bank of
                           California, N.A. (Exhibit 10.36 to Form 10-K dated June 30, 1994).

 10.29                     Sixth Amendment to the Standby Reimbursement
                           Agreement of December 1, 1991 dated July
                           1, 1994 (Exhibit 10.37 to Form 10-K dated
                           June 30, 1994).

 10.30                     Renewal/Consolidation Promissory Note and
                           Security Agreement dated March 13, 1992
                           between  API as borrower and First Union
                           National Bank of Florida as lender (Exhibit
                           10.38 to Form 10-K dated June 30, 1994).

 10.31                     Amendment dated November 30, 1994 to Business
                           Loan Agreement dated June 20, 1994 among Bank of America National Trust and Savings Association,
                           Calnetics, Manchester, Ny-Glass and API.  (Exhibit
                           10.25 to Form 10-K dated June 30, 1994).

 10.32 Mortgage Modification, Consolidation, Spreader, and Extension Agreement dated March 31, 1995 among First Union National Bank of Florida,
                           API and Calnetics. (Exhibit 10.32 to Form 10-K
                           Dated June 30, 1995).

 10.33 API Profit Sharing Plan Adoption Agreement dated November 21, 1991 (Exhibit 10.39 to
                           Form 10-K dated June 30, 1994).

 10.34 API 401(k) Plan Adoption Agreement effective as of January 1, 1993 (Exhibit 10.40 to Form
                           10-K dated June 30, 1994).

 10.35                     Nonstatutory Stock Option Agreement between
                           Calnetics and Michael A. Hornak dated
                           February 28, 1994 (Exhibit 10.41 to Form
                           10-K dated June 30, 1994).

 10.36                     Nonstatutory Stock Option Agreement between
                           Calnetics and Steven L. Strawn dated
                           February 28, 1994 (Exhibit 10.42 to Form 10-K dated June 30, 1994).

 10.37                     Nonstatutory Stock Option Agreement between
                           Calnetics and Lon Schultz dated July 18, 1994
                           (Exhibit 10.37 to Form 10-K dated June 30, 1995).

 10.38*                    Amendment No.2 dated December 21, 1995 to
                           Business Loan Agreement dated June 20, 1994 among Bank of America National Trust and Savings
                           Association, Calnetics, Manchester, Ny-Glass and API.
                           (Exhibit 10.25 to Form 10-K dated June 30, 1994).

 10.39*                    Amendment No.3 dated June 28, 1996 to
                           Business Loan Agreement dated June 20, 1994 among Bank of America National Trust and Savings
                           Association, Calnetics, Manchester, Ny-Glass and API.
                           (Exhibit 10.25 to Form 10-K dated June 30, 1994).

 10.40*                    1995 Employee Stock Option Plan Dated September
                           27, 1995

 21*                       Subsidiaries of the Company (Exhibit 22 to Form 10-K
                           Dated June 30, 1994).

 27*                       Financial Data Schedule

- ------------------------------------------------------------------------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALNETICS CORPORATION

By: /s/ Teresa S. Louie                                    Dated:    September 3, 1996
   -----------------------------------------                       -------------------
    Teresa S. Louie
    Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Clinton G. Gerlach                                    Dated:    September 3, 1996
- ---------------------------------------------                      -------------------
Clinton G. Gerlach
Chairman of the Board, President
Director

 /s/ Peter H. Griffith                                     Dated:    September 3, 1996
- -----------------------------------------------                    -------------------
Peter H.  Griffith
Director

 /s/ Fred E. Edward                                        Dated:    September 3, 1996
- ---------------------------------------------                      -------------------
Fred E. Edward
Director

 /s/ Michael A. Hornak                                     Dated:    September 3, 1996
- --------------------------------------------                       -------------------
Michael A. Hornak
Vice President, Director

 /s/ Steven L. Strawn                                      Dated:    September 3, 1996
- --------------------------------------------                       -------------------
Steven L. Strawn
Vice President, Director

 /s/ Teresa S. Louie                                       Dated:    September 3, 1996
- ---------------------------------------------                      -------------------
Teresa S.  Louie
Treasurer (Principal Financial
and Accounting Officer)