Form 10-Q
period 1996-09-30
CALNETICS CORP
filed 1996-11-12
CIK 277376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number:   0-8767

                             CALNETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                                 95-2303687
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

            20401 PRAIRIE STREET, CHATSWORTH, CALIFORNIA       91311
              (Address of principal executive offices)       (zip code)

                                 (818) 886-9819
               Registrant's telephone number, including area code

                                       NA
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996 was 2,969,799.

                             CALNETICS CORPORATION

                                     INDEX


Part I.  Financial Information                                                                  Page Number
------------------------------                                                                  -----------
Item 1.  Financial Statements

  Condensed Consolidated Statements of Income (Unaudited)
  Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .   3

  Condensed Consolidated Balance Sheets (Unaudited)
  September 30, 1996 and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .   6

  Notes to Condensed Consolidated
  Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .  11


Part II.  Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18



                         PART I - FINANCIAL INFORMATION

                             CALNETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                    Three Months Ended
                                                                                       September 30
                                                                           -----------------------------------

                                                                              1996                     1995
                                                                           -----------             -----------

Net sales                                                                  $8,446,020               $8,771,275

Cost of sales                                                               6,327,899                6,807,579
                                                                           ----------               ----------
Gross profit                                                                2,118,121                1,963,696
                                                                           ----------               ----------

Selling, general and
 administrative expenses                                                    1,329,641                1,332,273

Other expense, net, including interest                                         88,771                  124,519
                                                                           ----------               ----------


  Total costs and expenses                                                  1,418,412                1,456,792

Income from operations before income taxes                                    699,709                  506,904

Provision for income taxes                                                    296,000                  210,700
                                                                           ----------               ----------


   Net income                                                              $  403,709               $  296,204
                                                                           ==========               ==========
Earnings per common share and common share
  equivalent                                                                   $ 0.13                   $ 0.10

Weighted average common shares and common
  share equivalents outstanding                                             3,128,140                3,066,881
                                                                           ==========               ==========

No dividends were paid during the period set forth above.

          See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                      September 30, 1996                  June 30, 1996
                                                      ------------------                  -------------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 1,396,089                       $ 1,877,633
  Accounts receivable, net                                 4,327,237                         4,997,471
  Inventories                                              5,959,683                         5,470,710
  Prepaid expenses                                           130,243                           254,608
  Deferred income taxes                                      342,000                           342,000
                                                         -----------                       -----------

    Total current assets                                  12,155,252                        12,942,422
                                                         -----------                       -----------

PROPERTY, PLANT AND EQUIPMENT
  (at cost):
  Land                                                       466,288                           466,288
  Buildings and leasehold improvements                     2,275,267                         2,269,525
  Machinery and equipment                                  4,965,389                         4,587,322
  Furniture and fixtures                                     256,396                           248,220
                                                         -----------                       -----------
                                                           7,963,340                         7,571,355
  Less--Accumulated depreciation
   and amortization                                        3,573,709                         3,399,998
                                                         -----------                       -----------
Property, plant and equipment,
   net                                                     4,389,631                         4,171,357
                                                         -----------                       -----------

Deposits and other assets                                    170,188                           171,245
Goodwill                                                   1,382,968                         1,401,268
                                                         -----------                       -----------

      Total assets                                       $18,098,039                       $18,686,292
                                                         ===========                       ===========




          See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       September 30, 1996                 June 30, 1996
                                                       ------------------                 -------------
CURRENT LIABILITIES:
  Current portion of
    long-term debt                                       $   257,154                       $   247,187
  Accounts payable                                         2,789,306                         3,214,786
  Accrued liabilities                                        980,347                         1,167,707
  Income taxes payable                                       304,021                           386,021
                                                         -----------                       -----------
    Total current liabilities                              4,330,828                         5,015,701
                                                         -----------                       -----------

LONG-TERM DEBT,
  net of current portion                                   4,419,351                         4,740,820
                                                         -----------                       -----------

DEFERRED INCOME TAXES                                         57,000                            57,000
                                                         -----------                       -----------

SHAREHOLDERS' EQUITY:
  Preferred stock: authorized-
    2,000,000 shares, none issued                                ---                               ---
  Common stock, no par value:
    authorized - 20,000,000 shares;
    issued and outstanding --
    2,969,799 at September 30, 1996
    and 2,959,799 at June 30, 1996                         2,476,725                         2,462,345

  Retained earnings                                        6,814,135                         6,410,426
                                                         -----------                       -----------

     Total shareholders' equity                            9,290,860                         8,872,771
                                                         -----------                       -----------
    Total liabilities and
    shareholders' equity                                 $18,098,039                       $18,686,292
                                                         ===========                       ===========


         See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Three Months Ended
                                                                             September 30,
                                                                 ------------------------------------

                                                                    1996                     1995
                                                                 -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 403,709                $ 296,204
                                                                  ---------                ---------
  Adjustments to reconcile net income to
    net cash provided by
    operating activities:
       Provision for doubtful accounts                                  ---                   13,000
       Depreciation and amortization                                192,011                  174,958
       Changes in operating assets and
          liabilities:
             Accounts receivable                                    670,234                  (39,141)
             Inventories                                           (488,973)                (161,507)
             Prepaid expenses                                       124,365                   84,448
             Deposits and other assets                                1,057                   (1,041)
             Accounts payable                                      (425,480)                 197,558
             Accrued liabilities                                   (187,360)                (366,503)
             Income taxes payable                                   (82,000)                  87,528
                                                                  ---------                ---------

          Total adjustments                                        (196,146)                 (10,700)
                                                                  ----------               ---------

       Net cash provided by
         operating activities                                       207,563                  285,504
                                                                  ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (391,985)                (257,734)
                                                                  ----------              -----------
       Net cash used in investing activities                       (391,985)                (257,734)
                                                                  ----------              -----------




                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                         Three Months Ended
                                                                            September 30,
                                                                 ------------------------------------

                                                                    1996                     1995
                                                                 -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                    $ (311,502)              $ (213,098)

  Net proceeds from issuance of
     common stock                                                    14,380                      ---
                                                                 ----------               ----------

       Net cash used in financing
         activities                                                (297,122)                (213,098)
                                                                 ----------               ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                 (481,544)                (185,328)

CASH AND CASH EQUIVALENTS,
  beginning of period                                             1,877,633                1,580,974
                                                                 ----------               ----------
CASH AND CASH EQUIVALENTS,
  end of period                                                  $1,396,089               $1,395,646
                                                                 ==========               ==========

Supplemental disclosures of cash flow
  information:
    Cash paid for interest                                       $   88,771               $  119,962
                                                                 ==========               ==========

    Cash paid for income taxes                                   $  678,000               $  124,000
                                                                 ==========               ==========




         See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1996

1.       General.

                 In the opinion of the management of Calnetics Corporation (the "Company"), the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1996, the results of its operations for the three months ended September 30, 1996 and 1995 and the cash flows for the three months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1996 Form 10-K filed with the Securities and Exchange Commission.

                 The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1997.

2.       Receivables.

                 The following tabulation shows the elements of receivables:

                                                       September 30, 1996                  June 30, 1996
                                                       ------------------                 -------------
         Trade accounts receivable                        $4,643,237                        $5,313,471

         Less allowance for doubtful
           accounts                                          316,000                           316,000
                                                          ----------                        ----------
                 Total                                    $4,327,237                        $4,997,471
                                                          ==========                        ==========




3.  Income taxes.

         Income taxes for the three-month period ended September 30, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year. This rate is subject to ongoing evaluation and review by management.

4.       Long-term debt.

                 At September 30, 1996 and June 30, 1996, long-term debt consisted of the following:

                                                              September 30, 1996                 June 30, 1996
                                                              ------------------                 -------------
         Term loans payable to banks,
                 unsecured by inventory and
                 receivables, interest at the
                 banks' reference rate (8.25
                 percent at September 30, 1996)
                 plus .75 percent, due in
                 various monthly install-
                 ments of principal and
                 interest through July 1,
                 1999, with balloon payments
                 totaling $1,458,462 due on
                 August 1, 1999                                   $2,645,799                        $2,949,948

         Industrial revenue bonds payable,
                 principal due in annual
                 sinking fund installments
                 ranging from $15,000 to
                 $130,000 through December
                 2021, plus interest due
                 monthly based on the Issuer's
                 Weekly Adjustable Interest
                 Rates for Revenue Bonds
                 (3.4 percent at September 30,
                 1996), secured by a standby
                 letter of credit issued by a
                 bank with an annual fee of
                 1.25 percent                                      1,440,000                         1,440,000



                                                              September 30, 1996                 June 30, 1996
                                                              ------------------                 -------------
         Loans payable to former Agricultural
                 Products, Inc.'s shareholders,
                 unsecured, interest payable
                 semi-annually at 7.50 percent,
                 principal payable in three equal
                 annual installments through
                 June 1999                                           301,532                          301,532

         Mortgage payable to bank, secured
                 by the related building and
                 land, payable in monthly
                 installments of $1,665
                 plus interest at bank's prime
                 rate (8.25 percent at September
                 30, 1996), with a balloon
                 payment of $201,415 due on
                 March 5, 2000                                       269,692                           274,687

         Other                                                        19,482                            21,840
                                                                  ----------                        ----------


                                                                  $4,676,505                        $4,988,007
         Current portion of long-term debt                           257,154                           247,187
                                                                  ----------                        ----------

         Long-term portion                                        $4,419,351                        $4,740,820
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition.

                 There were no significant changes in current assets or current liabilities or the overall financial condition of the Company between September 30, 1996, the end of the first quarter, and June 30, 1996.


Liquidity and Capital Resources.

                 At September 30, 1996, the Company's working capital was $7,824,424, compared with $7,276,577 at the same time a year ago.

                 The Company has a working capital agreement with a bank under which the Company may borrow up to $2,500,000 on an unsecured basis and as of September 30, 1996, the entire amount of $2,500,000 was available under this credit arrangement, which expires on December 31, 1996.

                 The Company has no immediate plans for any significant capital expenditures and the Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1997. Certain loan agreements limit capital expenditures to $1,000,000 in the fiscal year ending June 30, 1997 and thereafter.

Results of Operations.

Three Months ended September 30, 1996 compared to three months ended September 30, 1995

                 Net sales decreased approximately 4% from $8,771,275 for the three month period ended September 30, 1995 to $8,446,020 for the three month period ended September 30, 1995. The decrease in revenue is attributed to a decline in shipments at the Company's Manchster Plastics Co. subsidiary.

                 Cost of sales as a percentage of sales decreased from 77.6% during the the three month period ended September 30, 1995 to 74.9% for the three month period ended September 30, 1996. The decrease is primarily attributed to improvements of profit margins at the Company's Ny-Glass Plastics Co. subsidiary.

                 Selling, general and administrative expenses decreased to $1,329,641 as compared with $1,332,273 for the same period in the prior year.

                 Net income for the current three-month period was $403,709 as compared with $296,204, for the prior three month period after provisions for income taxes of $296,000 and $210,710 respectively. Earnings per share increased to $0.13 from $0.10 per share for the three months ended September 30, 1996 and 1995, respectively. The increase in net income is attributed to improved profit margins and a decline in interest expense.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits

                          Number                   Description
                          -------                  -----------
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


                           10.37                   Nonstatutory Stock Option Agreement between
                                                   Calnetics and Lon Schultz dated July 18, 1994
                                                   (Exhibit 10.37 to Form 10-K dated June 30, 1995).

                           10.38                   Amendment No.2 dated December 21, 1995 to
                                                   Business Loan Agreement dated June 20, 1994
                                                   among Bank of America National Trust and Savings
                                                   Association, Calnetics, Manchester, Ny-Glass and API.
                                                   (Exhibit 10.25 to Form 10-K dated June 30, 1994).

                           10.39                   Amendment No.3 dated June 28, 1996 to
                                                   Business Loan Agreement dated June 20, 1994
                                                   among Bank of America National Trust and Savings
                                                   Association, Calnetics, Manchester, Ny-Glass and API.
                                                   (Exhibit 10.25 to Form 10-K dated June 30, 1994).

                           10.40                   1995 Employee Stock Option Plan Dated September
                                                   27, 1995 (Exhibit 10.40 to Form 10-K dated June 30, 1996).

                           27.1*                   Financial Data Schedule


                 (b) Reports on Form 8-K

                     None.


----------------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CALNETICS CORPORATION
                                   (Registrant)


Dated: October 31, 1996            /s/ Clinton G.  Gerlach
                                   -----------------------------------
                                   Clinton G. Gerlach
                                   President


Dated: October 31, 1996             /s/ Teresa S.  Louie
                                   ---------------------------------------
                                   Teresa S. Louie
                                   Treasurer