Form 10-Q
period 1996-12-31
CALNETICS CORP
filed 1997-02-11
CIK 277376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended December 31, 1996

                                       or

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


                                      N/A
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

The number of shares outstanding of the Registrant's Common Stock as of December 31, 1996 was 2,969,799.

                             CALNETICS CORPORATION

                                     INDEX



Part I.  Financial Information                                     Page Number
------------------------------                                     -----------

Item 1.  Financial Statements

  Condensed Consolidated Statements of Income (Unaudited)
  Three Months and Six Months Ended December 31, 1996 and 1995  . . .   3

  Condensed Consolidated Balance Sheets (Unaudited)
  December 31, 1996 and June 30, 1996   . . . . . . . . . . . . . . .   4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  Six Months Ended December 31, 1996 and 1995   . . . . . . . . . . .   6

  Notes to Condensed Consolidated
  Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . .   8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations   . . . . . . . . . . .  11


Part II.  Other Information
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  . . . .  13

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . .  13


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                         PART I - FINANCIAL INFORMATION

                             CALNETICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three Months Ended                          Six Months Ended
                                                            December 31,                               December 31,
                                              ----------------------------------        -----------------------------------

                                                  1996                    1995               1996                  1995
                                              ------------          ------------        --------------        -------------
Net Sales                                      $ 8,586,411           $ 7,627,663           $17,032,431          $16,398,938
Cost of Sales                                    6,461,118             5,829,512            12,789,017           12,637,091
                                              ------------          ------------        --------------        -------------

Gross Profit                                     2,125,293             1,798,151             4,243,414            3,761,847
                                              ------------          ------------        --------------        -------------

Selling, general
  and administrative
  expenses                                       1,420,870             1,219,614             2,750,511            2,551,887
Other expense, net, including
  interest                                          88,218               115,308               176,989              239,827
                                              ------------          ------------        --------------        -------------
Total costs and
  expenses                                       1,509,088             1,334,922             2,927,500            2,791,714
Income from operations
  before income taxes                              616,205               463,229             1,315,914              970,133
Provision for
  income taxes                                     257,000               192,300               553,000              403,000
                                              ------------          ------------        --------------        -------------

  Net income                                  $    359,205          $    270,929        $      762,914        $     567,133
                                              ============          ============        ==============        =============
Earnings per common
  share and common
  share equivalent                            $      0 .11          $       0.09        $         0.24        $        0.19
Weighted average common
  shares and common
  share equivalents
  outstanding                                    3,119,688             3,059,416             3,124,347            3,063,260
                                              ============          ============        ==============        =============

No dividends were paid during the periods set forth above.

     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                              ASSETS

                                           December 31, 1996       June 30, 1996
                                           -----------------    -----------------
CURRENT ASSETS:
  Cash and cash equivalents                   $  1,215,305          $  1,877,633
  Accounts receivable, net                       4,774,713             4,997,471
  Inventories                                    5,808,606             5,470,710
  Prepaid expenses                                 321,416               254,608
  Deferred income taxes                            342,000               342,000
                                              ------------          ------------

    Total current assets                        12,462,040            12,942,422
                                              ------------          ------------

PROPERTY, PLANT AND EQUIPMENT
  (at cost):
  Land                                             466,288               466,288
  Buildings and leasehold
  improvements                                   2,277,763             2,269,525
  Machinery and equipment                        5,114,725             4,587,322
  Furniture and fixtures                           266,283               248,220
                                              ------------          ------------
                                                 8,125,059             7,571,355
  Less--accumulated depreciation
  and amortization                               3,745,571             3,399,998
                                              ------------          ------------

  Property, plant and equipment,
  net                                            4,379,488             4,171,357
                                              ------------          ------------

  Deposits and other assets                        173,211               171,245
  Goodwill                                       1,364,968             1,401,268
                                              ------------          ------------

      Total assets                             $18,379,707           $18,686,292
                                              ============          ============




     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                           December 31, 1996        June 30, 1996
                                           -----------------        -------------
CURRENT LIABILITIES:
  Current portion of
    long-term debt                            $    287,556          $    247,187
  Accounts payable                               3,027,940             3,214,786
  Accrued liabilities                            1,000,993             1,167,707
  Income taxes payable                              69,021               386,021
                                              ------------          ------------
    Total current liabilities                    4,385,510             5,015,701
                                              ------------          ------------

LONG-TERM DEBT,
  net of current portion                         4,287,132             4,740,820
                                              ------------          ------------

DEFERRED INCOME TAXES                               57,000                57,000
                                              ------------          ------------

SHAREHOLDERS' EQUITY:
  Preferred stock: authorized-
    2,000,000 shares, none issued                      ---                   ---
  Common stock, no par value:
    authorized - 20,000,000 shares;
    issued and outstanding --
    2,969,799 at December 31, 1996
    and 2,959,799 at June 30, 1996               2,476,725             2,462,345

     Retained earnings                           7,173,340             6,410,426
                                              ------------          ------------

     Total shareholders' equity                  9,650,065             8,872,771
                                              ------------          ------------

     Total liabilities and
     shareholders' equity                      $18,379,707           $18,686,292
                                              ============          ============



          See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Months Ended
                                                                              December 31,
                                                                  ----------------------------------
                                                                      1996                  1995
                                                                  ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $    762,914          $    567,133
                                                                  ------------          ------------

  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                   385,866               303,703
       Provision for doubtful accounts                                     ---                11,000
       Changes in operating assets and
          liabilities:
             Accounts receivable                                       222,758               278,361
             Inventories                                              (337,896)             (349,454)
             Prepaid expenses                                          (66,808)                4,551
             Deposits and other assets                                  (1,966)              (49,213)
             Accounts payable                                         (186,846)             (147,836)
             Customer deposits                                             ---              (103,934)
             Accrued liabilities                                      (166,714)             (178,763)
             Income taxes payable                                     (317,000)             (193,172)
                                                                  ------------          ------------

          Total adjustments                                           (468,606)             (424,757)
                                                                  ------------          ------------

       Net cash provided by
         operating activities                                          294,308               142,376
                                                                  ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                           (557,697)             (345,957)
                                                                  ------------          ------------
         Net cash used in investing activities                        (557,697)             (345,957)
                                                                  ------------          ------------



     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                                        Six Months Ended
                                                                          December 31,
                                                                  ----------------------------------

                                                                     1996                   1995
                                                                  ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                     $   (413,319)         $   (421,222)
  Net proceeds from issuance of
     common stock                                                       14,380                   ---
                                                                  ------------          ------------

  Net cash used in financing
     activities                                                       (398,939)             (421,222)
                                                                  ------------          ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                    (662,328)             (624,803)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                1,877,633             1,580,974
                                                                  ------------          ------------

CASH AND CASH EQUIVALENTS,
  end of period                                                   $  1,215,305          $    956,171
                                                                  ============          ============

Supplemental disclosures of cash flow
  information:
    Cash paid for interest                                        $    176,989          $    243,790
                                                                  ============          ============

    Cash paid for income taxes                                    $    678,000          $    597,000
                                                                  ============          ============






     See accompanying notes to condensed consolidated financial statements.

                             CALNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1996

1.       General.

         In the opinion of the management of Calnetics Corporation (the "Company"), the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at December 31, 1996, the results of its operations for the three and six months ended December 31, 1996 and 1995 and the cash flows for the six months ended December 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1996 Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1997.

2.       Receivables.

                 The following tabulation shows the elements of receivables:

                                                       December 31, 1996        June 30, 1996
                                                       -----------------      -----------------
         Trade accounts receivable                        $5,090,713               $5,313,471

         Less allowance for doubtful

           accounts                                          316,000                  316,000
                                                        ------------             ------------

                 Total                                  $  4,774,713             $  4,997,471
                                                        ============             ============

3.  Income Taxes.

                 Income taxes for the six-month period ended December 31, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year. This rate is subject to ongoing evaluation and review by management.

4.       Long-term debt.

                 At December 31, 1996 and June 30, 1996, long-term debt consisted of the following:

                                                            December 31, 1996            June 30, 1996
                                                            -----------------            -------------
         Term loans payable to banks,
                 unsecured, interest at the
                 banks' reference rate (8.25
                 percent at December 31, 1996)
                 plus 0.25 percent, due in
                 various monthly install-
                 ments of principal and
                 interest through July 1,
                 1999, with balloon payments
                 totaling $1,458,462 due on
                 August 1, 1999                           $2,483,297               $2,949,948

         Industrial revenue bonds payable,
                 principal due in annual
                 sinking fund installments
                 ranging from $15,000 to
                 $130,000 through December
                 2021, plus interest due
                 monthly based on the Issuer's
                 Weekly Adjustable Interest
                 Rates for Revenue Bonds
                 (3.4 percent at December 31,
                 1996), secured by a letter of
                 credit issued by a bank with
                 an annual fee of 1.125 percent            1,420,000                1,440,000

                                                                December 31, 1996      June 30, 1996
                                                                -----------------      -------------
         Loans payable to former Agricultural
                 Products, Inc. ("API") shareholders,
                 unsecured, interest payable
                 semi-annually at 7.50 percent,
                 principal payable in three equal
                 annual installments through June
                 1999                                                 301,532                  301,532

         Mortgage payable to bank, secured
                 by the related building and
                 land, principal payable in monthly
                 installments of $1,665 plus
                 interest at the bank's
                 prime rate (8.25 percent at
                 December 31, 1996), with
                 a balloon payment of $201,415
                 due on March 5, 2000                                 264,697                  274,687

         Other                                                        105,162                   21,840
                                                                 ------------             ------------


                                                                   $4,574,688               $4,988,007
         Current portion of long-term debt                            287,556                  247,187
                                                                 ------------             ------------

         Long-term portion                                         $4,287,132               $4,740,820
                                                                 ============             ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial condition.

                 In general, there were no significant changes in current assets or current liabilities or the overall financial condition of the Company between December 31, 1996, the end of the second quarter, and June 30, 1996. However, cash and cash equivalents decreased by approximately $662,000 due in part to purchases of equipment and the voluntary payment of $150,000, representing three monthly installments, of the Company's long-term bank loan, the payment of which was in addition to the regular scheduled monthly payments.

Liquidity and Capital Resources.

                 At December 31, 1996, the Company's working capital was $8,076,530 compared to $7,367,826 at the same time a year ago.

                 The Company has a working capital agreement with a bank under which the Company may borrow up to $2,500,000 on an unsecured basis at the bank's prime rate. As of December 31, 1996, the entire amount of $2,500,000 was available under this credit arrangement, which is scheduled to expire on December 31, 1997.

                 The Company has no immediate plans for any significant capital expenditures and the Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1997. Certain loan agreements limit capital expenditures to $1,000,000 in the fiscal year ending June 30, 1997 and also contain limits on subsequent years.

                 The Company was pleased with the operating results for the first half of the fiscal year, but there is concern about the adverse effect the floods are having in northern California and the resulting likelihood, in the next several months, of the deferral of incoming orders and shipments for the Company's agricultural irrigation products.

                 Certain statements made herein that are not related to historical results are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Such forward-looking statements are based upon assumptions as to the future events that may not prove to be accurate, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, a change in the need to make capital expenditures based on market factors, a decrease in internally generated cash due to a downturn in market conditions, and a different effect than anticipated on orders or shipments of the Company's agricultural irrigation products due to the floods.

Results of Operations.

Three months ended December 31, 1996 compared to three months ended December 31, 1995

                 Net sales for the three-month period ended December 31, 1995 increased 13% from $7,627,663 in 1995, to $8,586,411 in 1996. The increase is attributed to improved business conditions.

                 Cost of sales as a percentage of sales decreased to 75.2% during the three-month period ended December 31, 1996, as compared to 76.4% for the same period in the prior year. The decrease is attributed to decreases in raw material resin prices.

                 Selling, general and administrative expenses increased to $1,420,870 as compared with $1,219,614 for the same period in the prior year, an increase of 16.5%. The increase due mainly to increased sales volume.

                 Net income for the current three-month period was $359,205 as compared with $270,929 for the same period in the prior year after provisions for income taxes of $257,000 and $192,300, respectively. Earnings per share increased to $0.11 from $0.09 per share for the three months ended December 31, 1996 and 1995, respectively. The increase in net income is attributed to increased sales volume during the three months ended December 31, 1996.

Six Months ended December 31, 1996 compared to six months ended December 31,
1995

                 Net sales for the six-month period ended December 31, 1996 increased 3.9% from $16,398,938 in 1995, to $17,032,431 in 1996. The increase is attributed to improved business conditions.

                 Cost of sales as a percentage of sales decreased to 75.1% during the six-month period ended December 31, 1996, as compared to 77.1% for the same period in the prior year. The decrease is attributed to increases in sales volumes and the resultant lower fixed expenses per unit sold.

                 Selling, general and administrative expenses increased to $2,750,511 as compared with $2,551,887 for the same period in the prior year. The increase was mainly attributed to increased sales volume.

                 Net income for the current six-month period was $762,914 as compared with $567,133 for the same period in the prior year after provisions for income taxes of $553,000 and $403,000, respectively. The improvement in net income is attributed to increased sales volume in the current period.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on November 8, 1996. At such meeting, the following persons were elected as directors of the Company by the votes indicated:

                                                                                        Abstentions
                                                                                         and Broker
                 Name                           For         Against      Withheld         Non-votes
                 ----                      --------------   -------      --------         ----------
                 Clinton G. Gerlach           2,797,610        0             510             0
                 Fred E. Edward               2,797,610        0             510             0
                 Peter H. Griffith            2,797,610        0             510             0
                 Michael A. Hornak            2,797,610        0             510             0
                 Steven L. Strawn             2,797,610        0             510             0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
               Number            Description
               3.1                     Amended and Restated Articles of
                                       Incorporation of Calnetics (Exhibit 3.1
                                       to Form 10-K filed September 25, 1989).

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

              10.4 Lease Guaranty Agreement entered into as of June 2, 1992 by Calnetics (Exhibit
                                       10.21 to Form 10-K dated June 30, 1992).

              10.5                     Memorandum of Lease with Right of First
                                       Refusal and Option to Purchase dated May
                                       22, 1992 (Exhibit 10.22 to Form 10-K
                                       dated June 30, 1992).

              10.6                     Side Letter Agreement re Standard
                                       Industrial Commercial Single Tenant Lease
                                       by and between Honey Protas as lessor and
                                       Ny-Glass as lessee dated May 22, 1992
                                       (Exhibit 10.23 to   Form 10- K dated June
                                       30, 1992).

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

              10.11 Stock Purchase Agreement among Calnetics and the Selling Shareholders of API effective as of April 30, 1994 (Exhibit 2 to Form 8-K filed June 24, 1994).

              10.12                    Business Loan Agreement dated June 20,
                                       1994 among The Bank of California, N.A.,
                                       Calnetics, Manchester, Ny-Glass and API
                                       (Exhibit 10.19 to Form 10-K dated June
                                       30, 1994).

              10.13                    Term Loan Note dated June 20, 1994 among
                                       The Bank of California, N.A., Calnetics,
                                       Manchester, Ny-Glass and API (Exhibit
                                       10.24 to Form 10-K dated June 30, 1994).

              10.14                    Business Loan Agreement dated June 20,
                                       1994 among Bank of America National Trust and Savings Association, Calnetics,
                                       Manchester, Ny-Glass and API (Exhibit
                                       10.25 to Form 10-K dated June 30, 1994).

              10.15                    Noncompetition and Noninterference
                                       Agreement dated June 20, 1994 among
                                       Calnetics, API and Lon Schultz,
                                       individually and as trustee of the Lon
                                       Schultz Charitable Remainder Unitrust
                                       (Exhibit 10.31 to Form 10-K dated June
                                       30, 1994).

              10.16 Employment Agreement dated June 20, 1994 between API and Lon Schultz, an individual (Exhibit 10.32 to Form 10-K dated June 30, 1994).

              10.17                    Parts Purchase and Supply Agreement dated
                                       June 20, 1994 between API and Story
                                       Plastics, Inc., a California corporation
                                       (Exhibit 10.33 to Form 10-K dated June
                                       30, 1994).

              10.18                    Loan Agreement dated December 31, 1991
                                       between California Statewide Communities
                                       Development Authority and API (Exhibit
                                       10.34 to Form 10-K dated June 30, 1994).

              10.19                    Reimbursement Agreement dated December 1,
                                       1991 between API and Union Bank (Exhibit
                                       10.35 to Form 10-K dated June 30, 1994).

              10.20                    Renewal/Consolidation Promissory Note and
                                       Security Agreement dated March 13, 1992
                                       between API as borrower and First Union
                                       National Bank of Florida as lender
                                       (Exhibit 10.38 to Form 10-K dated June
                                       30, 1994).

              10.21                    Amendment dated November 30, 1994 to
                                       Business Loan Agreement dated June 20,
                                       1994 among Bank of America National Trust and Savings Association, Calnetics,
                                       Manchester, Ny-Glass and API (Exhibit
                                       10.31 to Form 10-K dated June 30, 1995).

              10.22                    Mortgage Modification, Consolidation,
                                       Spreader, and Extension Agreement dated
                                       March 31, 1995 among First Union National
                                       Bank of Florida, API and Calnetics
                                       (Exhibit 10.32 to Form 10-K Dated June
                                       30, 1995).

              10.23                    API Profit Sharing Plan Adoption
                                       Agreement dated

                                       November 21, 1991 (Exhibit 10.39 to Form
                                       10-K dated June 30, 1994).

              10.24                    API 401(k) Plan Adoption Agreement
                                       effective as of January 1, 1993 (Exhibit
                                       10.40 to Form 10-K dated June 30, 1994).

              10.25                    Nonstatutory Stock Option Agreement
                                       between Calnetics and Michael A. Hornak
                                       dated February 28, 1994 (Exhibit 10.41 to
                                       Form 10-K dated June 30, 1994).

              10.26                    Nonstatutory Stock Option Agreement
                                       between Calnetics and Steven L. Strawn
                                       dated February 28, 1994 (Exhibit 10.42 to
                                       Form 10-K dated June 30, 1994).

              10.27                    Nonstatutory Stock Option Agreement
                                       between Calnetics and Lon Schultz dated
                                       July 18, 1994 (Exhibit 10.37 to Form 10-K dated June 30, 1995).

              10.28                    Amendment No.2 dated December 21, 1995 to
                                       Business Loan Agreement dated June 20,
                                       1994 among Bank of America National Trust and Savings Association, Calnetics,
                                       Manchester, Ny-Glass and API (Exhibit
                                       10.38 to Form 10-K dated June 30, 1996).

              10.29                    Amendment No.3 dated June 28, 1996 to
                                       Business Loan Agreement dated June 20,
                                       1994 among Bank of America National Trust and Savings Association, Calnetics,
                                       Manchester, Ny-Glass and API (Exhibit
                                       10.39 to Form 10-K dated June 30, 1996).

              10.30                    1995 Employee Stock Option Plan Dated
                                       September 27, 1995 (Exhibit 10.40 to Form
                                       10-K dated June 30, 1996).

              10.31*                   Amendment No.4 dated December 20, 1996 to
                                       Business Loan Agreement dated June 20,
                                       1994 among Bank of America National Trust and Savings Association, Calnetics,
                                       Manchester, Ny-Glass and API.

              10.32*                   Amendment No.3 dated December 19, 1996 to
                                       Business Loan Agreement dated June 20,
                                       1994 among The Bank of California, a
                                       division of Union Bank of California,
                                       N.A., Calnetics, Manchester, Ny-Glass and
                                       API.

              10.33*                   Amendment No.1 dated November 8, 1996 to
                                       Reimbursement Agreement dated December 1,
                                       1991 between Union Bank of California,
                                       N.A. and API.

              10.34*                   Hazardous Materials and Enviromental
                                       Indemnity Agreement between Union Bank of
                                       California, N.A. and API.

               27.1*                   Financial Data Schedule

                 (b) Reports on Form 8-K

                       None.

-------------------------------------------------------------------------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CALNETICS CORPORATION
                                           (Registrant)


Dated: February 7, 1997                    /s/ Clinton G.  Gerlach
                                           ------------------------------------
                                           Clinton G. Gerlach
                                           President


Dated: February 7, 1997                    /s/ Teresa S.  Louie
                                           ------------------------------------
                                           Teresa S. Louie
                                           Treasurer