Form 10-Q
period 1997-03-31
CALNETICS CORP
filed 1997-05-12
CIK 277376

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended March 31, 1997

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of March 31, 1997 was 3,023,799.

                              CALNETICS CORPORATION

                                      INDEX



Part I.  Financial Information                                            Page Number
------------------------------                                            -----------
Item 1.  Financial Statements
  Condensed Consolidated Statements of Income (Unaudited)
  Three Months and Nine Months Ended March 31, 1997 and 1996 ................... 3

  Condensed Consolidated Balance Sheets (Unaudited)
  March 31, 1997 and June 30, 1996 ............................................. 4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended March 31, 1997 and 1996 .................................... 6

  Notes to Condensed Consolidated
  Financial Statements (Unaudited) ............................................. 8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations ..................................11


Part II.  Other Information

Item 3.  Litigation.............................................................13

Item 5.  Other Information......................................................13

Item 6.  Exhibits and Reports on Form 8-K ......................................14


Signatures .....................................................................18

                         PART I - FINANCIAL INFORMATION

                              CALNETICS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                       Three Months Ended                 Nine Months Ended
                                             March 31,                         March 31,
                                   ----------------------------      ----------------------------
                                      1997             1996              1997            1996
                                   -----------      -----------      -----------      -----------
Net Sales                          $ 9,260,938      $ 9,089,762      $26,293,369      $25,488,700

Cost of Sales                        6,582,363        6,744,642       19,371,380       19,381,733
                                   -----------      -----------      -----------      -----------

Gross Profit                         2,678,575        2,345,120        6,921,989        6,106,967

Selling, general
  and administrative
  expenses                           1,668,008        1,486,616        4,418,519        4,038,503
Other expense, net, including
  interest                              74,000           95,666          250,989          335,493
                                   -----------      -----------      -----------      -----------
Total costs and
  expenses                           1,742,008        1,582,282        4,669,508        4,373,996
                                   -----------      -----------      -----------      -----------
Income from operations
  before income taxes                  936,567          762,838        2,252,481        1,732,971
Provision for
  income taxes                         395,000          319,000          948,000          722,000
                                   -----------      -----------      -----------      -----------

  Net income                       $   541,567      $   443,838      $ 1,304,481      $ 1,010,971
                                   ===========      ===========      ===========      ===========

Earnings per common
  share and common
  share equivalent                 $      0.17      $      0.14      $      0.42      $      0.33

Weighted average common
  shares and common
  share equivalents
  outstanding                        3,111,022        3,075,569        3,098,724        3,063,145
                                   ===========      ===========      ===========      ===========

No dividends were paid during the periods set forth above.

                See accompanying notes to condensed consolidated
                             financial statements.

                              CALNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS


                                                  March 31, 1997    June 30, 1996
                                                  --------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 1,296,544       $ 1,877,633
  Accounts receivable, net                           5,784,310         4,997,471
  Inventories                                        5,321,585         5,470,710
  Prepaid expenses                                     208,626           254,608
  Deferred income taxes                                342,000           342,000
                                                   -----------       -----------

    Total current assets                            12,953,065        12,942,422
                                                   -----------       -----------

PROPERTY, PLANT AND EQUIPMENT
  (at cost):
  Land                                                 466,288           466,288
  Buildings and leasehold improvements               2,277,763         2,269,525
  Machinery and equipment                            5,195,047         4,587,322
  Furniture and fixtures                               265,832           248,220
                                                   -----------       -----------
                                                     8,204,930         7,571,355
  Less--Accumulated depreciation
   and amortization                                  3,931,711         3,399,998
                                                   -----------       -----------

Property, plant and equipment,
   net                                               4,273,219         4,171,357
                                                   -----------       -----------

Deposits and other assets                              168,354           171,245
Goodwill, net                                        1,350,468         1,401,268
                                                   -----------       -----------

      Total assets                                 $18,745,106       $18,686,292
                                                   ===========       ===========


                See accompanying notes to condensed consolidated
                             financial statements.

                              CALNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY




                                                March 31, 1997      June 30, 1996
                                                --------------      -------------
CURRENT LIABILITIES:
  Current portion of
    long-term debt                                $   213,211        $   247,187
  Accounts payable                                  2,575,322          3,214,786
  Accrued liabilities                               1,255,609          1,167,707
  Income taxes payable                                249,021            386,021
                                                  -----------        -----------
    Total current liabilities                       4,293,163          5,015,701
                                                  -----------        -----------

LONG-TERM DEBT,
  net of current portion                            4,125,659          4,740,820
                                                  -----------        -----------

DEFERRED INCOME TAXES                                  57,000             57,000
                                                  -----------        -----------

SHAREHOLDERS' EQUITY:
  Preferred stock: authorized-
    2,000,000 shares, none issued                        --                 --
  Common stock, no par value:
    Authorized - 20,000,000 shares;
    Issued and outstanding --
    3,023,799 at March 31, 1997
    and 2,959,799 at June 30, 1996                  2,554,377          2,462,345

  Retained earnings                                 7,714,907          6,410,426
                                                  -----------        -----------

     Total shareholders' equity                    10,269,284          8,872,771
                                                  -----------        -----------

    Total liabilities and
    shareholders' equity                          $18,745,106        $18,686,292
                                                  ===========        ===========


                See accompanying notes to condensed consolidated
                             financial statements.

                              CALNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           Nine Months Ended
                                                               March 31,
                                                     -----------------------------
                                                         1997             1996
                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 1,304,481       $ 1,010,971
                                                     -----------       -----------

   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                     596,814           539,723
       Provision for doubtful accounts                    29,864            21,000
       Changes in operating assets and
          liabilities:
          Accounts receivable                           (816,703)       (1,010,443)
          Inventories                                    149,125          (343,000)
          Prepaid expenses                                45,982           (19,108)
          Deposits and other assets                        2,891           (42,355)
          Accounts payable                              (639,464)          277,932
          Customer deposits                                 --             (38,900)
          Accrued liabilities                             87,902             9,737
          Income taxes payable                          (137,000)           58,828
                                                     -----------       -----------

       Total adjustments                                (680,589)         (546,586)
                                                     -----------       -----------

       Net cash provided by
         operating activities                            623,892           464,385
                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment          (647,876)         (663,669)
       Net cash used in investing activities            (647,876)         (663,669)
                                                     -----------       -----------





                See accompanying notes to condensed consolidated
                             financial statements.

                              CALNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)




                                                               Nine Months Ended
                                                                   March 31,
                                                        -----------------------------
                                                            1997             1996
                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                          $  (649,137)      $  (613,982)
  Net proceeds from issuance of
     common stock                                            92,032            14,380
                                                        -----------       -----------

  Net cash used in financing
     activities                                            (557,105)         (599,602)
                                                        -----------       -----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                         (581,089)         (798,886)

CASH AND CASH EQUIVALENTS,
  beginning of period                                     1,877,633         1,580,974
                                                        -----------       -----------

CASH AND CASH EQUIVALENTS,
  end of period                                         $ 1,296,544       $   782,088
                                                        ===========       ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                              $   250,989       $   341,747
                                                        ===========       ===========

    Cash paid for income tax                            $ 1,085,000       $   664,000
                                                        ===========       ===========




                See accompanying notes to condensed consolidated
                             financial statements.

                              CALNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997

1.       General.

         In the opinion of the management of Calnetics Corporation (the "Company"), the accompanying condensed consolidated unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1997 and June 30, 1996, the results of its operations for the three and nine months ended March 31, 1997 and 1996 and the cash flows for the nine months ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements that would have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1996 Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 1997.

2.       Receivables.

                  The following tabulation shows the elements of receivables:

                                       March 31, 1997  June 30, 1996
                                       --------------  -------------
        Trade accounts receivable        $6,102,695      $5,313,471

        Less allowance for doubtful
          accounts                          318,385         316,000
                                         ----------      ----------

                 Total                   $5,784,310      $4,997,471
                                         ==========      ==========

3.       Income Taxes.

                  Income taxes for the nine-month period ended March 31, 1997 were computed using the effective tax rate estimated to be applicable for the full fiscal year. This rate is subject to ongoing evaluation and review by management.

4.       Long-term debt.

                  At March 31, 1997 and June 30, 1996, long-term debt consisted of the following:

                                                                                  March 31, 1997   June 30, 1996
                                                                                  --------------   -------------
        Term loans payable to banks, unsecured, interest at the banks'
                 reference rate (8.50 percent at March 31, 1997) plus 0.25
                 percent, due in various monthly installments of principal and interest through July 1, 1999, with balloon payments totaling
                 $1,458,462 due on August 1, 1999                                    $2,312,498      $2,949,948

        Industrial revenue bond payable, principal due in annual sinking fund installments ranging from $20,000 to $130,000 through December
                 2021, plus interest due monthly based on the Issuer's Weekly
                 Adjustable Interest Rates for Revenue Bonds (3.5 percent at
                 March 31, 1997), secured by a letter of credit issued by a
                 bank with an annual fee of 1.125 percent                             1,420,000       1,440,000

                                                                                 March 31, 1997   June 30, 1996
                                                                                 --------------   -------------
        Loans payable to former Agricultural Products, Inc.  ("API")
                 shareholders, unsecured, interest payable semi-annually at
                 7.50 percent, principal payable in three equal annual
                 installments through June 1999                                       301,532         301,532

        Mortgage payable to bank, secured by the related building and land, principal payable in monthly installments of $1,665 plus
                 interest at the bank's prime rate (8.50 percent at March 31,
                 1997) plus 0.75 percent, with a balloon payment of $201,415
                 due on March 5, 2000                                                 259,702         274,687

        Other                                                                          45,138          21,840
                                                                                   ----------      ----------


                                                                                   $4,338,870      $4,988,007
        Current portion of long-term debt                                             213,211         247,187
                                                                                   ----------      ----------

        Long-term portion                                                          $4,125,659      $4,740,820
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial condition.

                  In general, except as discussed herein, there were no significant changes in current assets or current liabilities or the overall financial condition of the Company between March 31, 1997, the end of the third quarter, and June 30, 1996, the end of the prior fiscal year. Cash and cash equivalents decreased by approximately $581,000 by March 31, 1997, due in part to purchases of equipment, the voluntary payment of $150,000, representing three monthly installments, of the Company's long-term bank loan, the payment of which was in addition to the regular scheduled monthly payments, and the quicker payment of accounts payable. In addition, accounts receivable increased by approximately $787,000 as of March 31, 1997 due primarily to recent record sales by the Company's Agricultural Products, Inc. subsidiary, and accounts payable decreased by approximately $639,000 due primarily to the quicker payment of such accounts with available cash and a temporary decrease in raw material purchases at the Company's Manchester Plastics Co., Inc. subsidiary, as reflected by the approximately $150,000 lower March 31, 1997 inventory value. Contrary to previous announcement, the floods of Northern California during January 1997 did not have a significant adverse effect on the results of operations for the Company's agricultural irrigation products.

                  For the nine months ended March 31, 1997, the Company's pre-tax earnings have benefited from adjustments to the LIFO reserve account for finished goods inventory at the Company's Manchester Plastics Co., Inc. subsidiary by an amount equal to approximately $240,000.

Liquidity and Capital Resources.

                  At March 31, 1997, the Company's working capital was $8,659,902, compared to $7,580,054 at the same time a year ago.

                  The Company has a working capital agreement with a bank under which the Company may borrow up to $2,500,000 on an unsecured basis at the bank's prime rate. As of March 31, 1997, the entire amount of $2,500,000 was available under this credit arrangement, which is scheduled to expire on December 31, 1997.

                  The Company has no immediate plans for any significant capital expenditures and the Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1997. Certain loan agreements limit capital expenditures to $1,000,000 in fiscal year ending June 30, 1997 and also contain limits on subsequent years.

                  Certain statements made herein that are not related to historical results are forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Such forward-looking statements are based upon assumptions as to the future events that may not prove to be accurate, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, a change in the need to make capital expenditures based on market factors and a decrease in internally generated cash due to a downturn in market conditions.

Results of Operations.

Three months ended March 31, 1997 compared to three months ended March 31, 1996

                  Net sales for the three-month period ended March 31, 1997 increased 1.9% from $9,089,762 in the same period in 1996, to $9,260,938 in 1997.

                  Cost of sales as a percentage of sales decreased to 71.1%, during the period January 1, 1997 to March 31, 1997, as compared to 74.2% for the same period in the prior year. This decrease was attributed to increased profitability of certain products produced and sold by our Agricultural Products subsidiary.

                  Selling, general and administrative expenses for the three-month period ended March 31, 1997 increased to $1,618,008 as compared with $1,486,616 for the same period in the prior year, an increase of 8.8%. The increase is mainly attributed to professional services incurred in the current quarter relating to the proposed merger (as discussed in Part II, Item 5 below).

                  Net income for the current three-month period was $541,567 as compared with $443,838, for the same period in the prior year, after provisions for income taxes of $395,000 and $319,000 for the three months ended March 31, 1997 and 1996, respectively. Earnings per common share and common share equivalent increased to $0.17 from $0.14 per share for the three months ended March 31, 1997 and 1996, respectively. The increase in net income is attributed primarily to increased profit margins at our Agricultural Products subsidiary.

Nine months ended March 31, 1997 compared to nine months ended March 31, 1996

                  Net sales for the nine-month period ended March 31, 1997 increased 3.2% from $25,488,700 in 1996, to $26,293,369 in 1997.

                  Cost of sales as a percentage of sales decreased to 73.7%, during the period July 1, 1996 to March 31, 1997, as compared to 76.0% for the same period in the prior year. The decrease is primarily attributed to increased profitability of certain products produced and sold by our Agricultural Products subsidiary.

                  Selling, general and administrative expenses increased to $4,368,519 for the nine-month period ended March 31, 1997 as compared with $4,038,503 for the same period in the prior year. The increase is mainly attributed to professional services incurred in the current quarter relating to the proposed merger (as discussed in Part II, Item 5 below).

                  Net income for the current nine-month period was $1,304,481 as compared with $1,010,971 for the nine-month period ended March 31, 1996 after provisions for income taxes of $948,000 and $722,000 for the nine months ended March 31, 1997 and 1996, respectively. Earnings per common share and common share equivalent increased to $0.42 from $0.33 per share for the nine months ended March 31, 1997 and 1996, respectively. The increase in net income is attributed primarily to increased profit margins at our Agricultural Products subsidiary.

                           PART II - OTHER INFORMATION

ITEM 3.  LITIGATION

                  The Company formerly operated a facility on property within the boundaries of a federal Superfund site located in Southern California. The Company operated at this site prior to October 1986. The Company has learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company, as one of several prior operators of the property, may be held responsible for the contamination at the site to the extent the Company caused the contamination. The Company does not believe it is responsible for any material contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if the Company were held liable under the federal Superfund law, or other environmental law, the consequences could be material to the business of the Company as a whole. The potential liability associated with this property cannot be reasonably determined at this time.

ITEM 5.  OTHER INFORMATION

                  As previously announced, the Company and Summa Industries, a California corporation ("Summa"), have agreed to a mutual termination of that certain Agreement and Plan of Reorganization dated March 26, 1997 ("Agreement"), pursuant to which the Company would have been merged with and into a new to-be-formed wholly-owned subsidiary of Summa. A copy of the Agreement has been filed as an exhibit to this quarterly report on Form 10-Q.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                     Number                    Description
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

                      10.30   1995 Employee Stock Option Plan Dated September
                              27, 1995 (Exhibit 10.40 to Form 10-K dated June
                              30, 1996).

                      10.31   Amendment No.4 dated December 20, 1996 to Business
                              Loan Agreement dated June 20, 1994 among Bank of
                              America National Trust and Savings Association,
                              Calnetics, Manchester, Ny-Glass and API (Exhibit
                              10.31 to Form 10-Q dated December 31, 1996).

                      10.32   Amendment No.3 dated December 19, 1996 to Business
                              Loan Agreement dated June 20, 1994 among The Bank of California, a division of Union Bank of California, N.A., Calnetics, Manchester, Ny-Glass and API (Exhibit 10.32 to Form 10-Q dated December
                              31, 1996).

                      10.33   Amendment No.1 dated November 8, 1996 to
                              Reimbursement Agreement dated December 1, 1991 between Union Bank of California, N.A. and API
                              (Exhibit 10.33 to Form 10-Q dated December 31,
                              1996).

                      10.34   Hazardous Materials and Environmental Indemnity
                              Agreement between Union Bank of California, N.A.
                              and API (Exhibit 10.34 to Form 10-Q dated December
                              31, 1996).

                      10.35*  Amendment No.2 dated January 15, 1997 to
                              Employment Agreement dated June 20, 1994 between
                              API and Lon Schultz.

                      10.36* Incentive Stock Option Agreement between Calnetics and Trygve Thoresen dated January 28, 1997.

                      10.37* Change in Control Agreement dated January 27, 1997 between Calnetics and Trygve Thoresen.

                      10.38* Form of Indemnity Agreement for directors and officers.

                      10.39*  Agreement and Plan of Reorganization dated March
                              26, 1997 between Calnetics and Summa Industries.

                      27.1*   Financial Data Schedule

                  (b) Reports on Form 8-K

                        None.

------------------------------------------------------------------------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CALNETICS CORPORATION
                                         (Registrant)


Dated: May 7, 1997                  /s/ CLINTON G.  GERLACH
                                    ----------------------------
                                    Clinton G. Gerlach
                                    President


Dated: May 7, 1997                  /s/ TERESA S.  LOUIE
                                    ----------------------------
                                    Teresa S. Louie
                                    Treasurer