Form 10-K405
period 1997-06-30
CALNETICS CORP
filed 1997-09-24
CIK 277376

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

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

                                                Name of each exchange on
Title of each class                                which registered
-------------------                             ------------------------
     None                                                 ---

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $10,270,617 as of September 10, 1997.

                                   3,038,799
                                   ---------
     (number of shares of common stock outstanding as of September 10, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  BUSINESS.

RECENT DEVELOPMENTS

         On July 2, 1997, Calnetics Corporation ("Calnetics" or the "Company") entered into an Agreement and Plan of Acquisition, as amended ("Agreement"), with Summa Industries, a California corporation ("Summa"), pursuant to which Calnetics will be acquired by Summa through the merger of Calnetics with a new wholly-owned subsidiary of Summa (the "Merger"). As a result of the Merger, each share of Calnetics Common Stock will be converted into the right to receive $7.35 in cash and Calnetics will be a wholly-owned subsidiary of Summa. Consummation of the Merger is subject to satisfaction of various conditions, including approval by the Calnetics shareholders and Summa's ability to obtain financing. The Company currently anticipates that a Special Meeting of Shareholders will be held in October to vote upon approval of the Agreement and the transactions contemplated thereby, including the Merger.

GENERAL

Calnetics, founded in 1960, is a California corporation with its headquarters located at 20401 Prairie Street, Chatsworth, California 91311 (telephone number
(818) 886-9819). The Company's Common Stock is listed on The Nasdaq National Market under the symbol "CALN", and its fiscal year-end is June 30th.

All of the manufacturing operations of Calnetics are conducted through its three wholly-owned subsidiaries (the "Calnetics Subsidiaries"). Manchester Plastics Co., Inc. ("Manchester Plastics") is a California corporation located in Chatsworth, California that manufactures proprietary items and custom products of acrylic, polycarbonate and polystyrene plastic sheet, principally for the building materials and industrial plastics industries. Ny-Glass Plastics, Inc. ("Ny-Glass") is a California corporation located in Corona, California that manufactures plastic parts, principally by use of injection molding and structural foam molding techniques, and performs certain value-added services for customers in a variety of industries. Agricultural Products, Inc. ("API") is a California corporation with locations in Ontario, California and Winter Haven, Florida, that manufactures fittings, filters, plastic tubing and accessories, principally for irrigation use in the agricultural industry. For the fiscal year ended June 30, 1997, approximately 70% of Calnetics' net sales of approximately $36.6 million were of proprietary products. The remaining portion of net sales for such fiscal year were of custom fabrication and production parts manufactured to each individual customer's specifications. Such custom parts are produced for a wide variety of industries, including the electronics industry.

HISTORY; GROWTH STRATEGY

In March 1988, Mr. Clinton G. Gerlach, the Chairman of the Board and President of Calnetics, either directly or through Gerlach Holding Corporation, a Delaware corporation of which Mr. Gerlach was then the sole shareholder ("GHC"), acquired an aggregate of 682,004 shares of Calnetics Common Stock.
GHC purchased 300,000 newly-issued shares directly from Calnetics, and the remaining shares were purchased by Mr. Gerlach and GHC from individual shareholders of Calnetics. In February 1992, GHC acquired all 403,500 shares of Calnetics Common Stock then-owned by Mr. Larry Sacks, a former officer and Director of Calnetics, resulting in aggregate ownership by GHC and Mr. Gerlach of 1,085,504 shares, representing approximately 36% of the total shares of Calnetics Common Stock outstanding as of the date hereof. Currently, the Gerlach Family Trust owns 52% of GHC, with the remaining 48% owned by Mr. Gerlach's son and daughter.

Beginning in 1988, as part of its growth strategy, the new management of the Company began to actively review and pursue potential merger and acquisition candidates consisting principally of privately-held manufacturers in the plastics industry. As a result of such strategy, the Company has made three acquisitions since 1988. The following paragraphs provide a brief description of each such acquisition in chronological order.

MANCHESTER PLASTICS. In September 1989, the Company acquired all of the outstanding capital stock of Manchester Plastics for a purchase price of approximately $525,000 in cash, a $110,000 promissory note and approximately 444,000 shares of the Company's Common Stock. Manchester Plastics was then and currently is located in Chatsworth, California in a leased building. The lease on such premises is scheduled to expire in December 1999.

NY-GLASS. In June 1992, the Company acquired substantially all of the assets of Plastic Science, Inc. ("PSI") for a purchase price of approximately $320,000 in cash. In connection with the purchase of such assets, the Company entered into a ten-year lease for the building in Corona, California where PSI had formerly conducted its injection molding operations. In September 1992, the Ny-Glass division of the Company, then located in Paramount, California, was relocated to Corona, California and consolidated with the assets of PSI, forming the business currently conducted by the Ny-Glass subsidiary of the Company.

API. Effective April 1994, the Company acquired all of the outstanding capital stock of API for a purchase price of approximately $4.4 million, payable $4.0 million in cash and $0.4 million in unsecured notes to the former API shareholders. In connection with the acquisition, the Company obtained $4.5 million in cash from long-term bank financing from two lenders. At the time of this acquisition, API had an outstanding principal balance of approximately $1.44 million of industrial revenue bonds, the majority of which are still outstanding as of the date hereof.

PRODUCTION

Through the Calnetics Subsidiaries, the principal manufacturing operations of the Company are the extrusion of plastic sheet and tubing and injection and structural foam molding of numerous plastic parts using various types of resins. Through its API subsidiary, the Company also assembles certain parts using sonic welding techniques. Although substantially all extrusions are performed in-house by the Company, a material amount of injection molding of plastic parts is performed by third parties, principally for API. Although the Company designs, repairs, services and maintains molds for its own products and those of its customers, it does not perform mold-making services. In addition to the extrusion of sheet and tubing and the injection molding of clear and colored plastic parts, the Company performs a variety of value-added services, such as pin-insertion, heat stamping, silk screening, assembly, packaging and short-term warehousing.

All production occurs at the Company's plants located in Chatsworth, Corona and Ontario, California and in Winter Haven, Florida. Sheet products are made on extrusion lines located at the Manchester Plastics plant. Tubing is made on extrusion lines located at API's two plants, while the sonic welding of fittings and other agricultural products occurs principally at API's Ontario plant. All injection molding and structural foam molding occurs at the Ny-Glass plant, which is ISO 9002 and UL certified, on molding machines ranging from 75 to 800 tons clamping force.

RAW MATERIALS; INVENTORIES

The Company maintains an inventory of raw materials and finished goods for sale at levels determined to be desirable to enable each Calnetics Subsidiary to quickly respond to customer demand. Although such raw materials and finished goods on hand represent a substantial commitment of working capital, the Company believes that a rapid response to customer catalog orders is essential and that its inventory practices are not unusual in the industries in which it competes.

The principal raw materials used by the Company with respect to the manufacture of its products are resins for producing plastic parts. Each Calnetics Subsidiary maintains what it considers to be a reasonable supply of raw material resins, typically ranging from 30 to 60 days' supply. These amounts are not increased except in times of expected shortages. Such resins are purchased in pelletized form from several different suppliers, such as Dow Chemical, Muehlstein, Cyro, Union Carbide, DuPont and GE Plastics. The Company is not currently a party to any long-term agreements for the purchase of resins. None of the Calnetics Subsidiaries is dependent upon any one supplier for its present requirements of such resins nor are any such Subsidiaries experiencing any shortages in supply, although Manchester Plastics experienced nominal shortages of polycarbonate resin in the 1996 fiscal year. However, there can be no assurance that shortages in one or more types of resin will not occur from time to time.

CUSTOMERS AND MARKETING

The Company's largest customer, which is a customer of Ny-Glass, represented less than five percent of the Company's combined net sales for the last fiscal year. Although export sales of certain of the Company's products are increasing, such sales represented less than five percent of the Company's combined net sales for the last fiscal year. API sells a large percentage of its products to customers in the Central Valley of California. Although the Company had previously believed that the floods in such area earlier this calendar year would have an adverse impact on sales of agricultural irrigation products, a reduction in sales did not materialize. The Company does not have any government contracts or any other contracts which are subject to the renegotiation of profits or termination at the election of the government.

The Company markets its products at all four facilities by use of in-house sales personnel and a limited number of outside sales representatives and independent manufacturers representatives.

BACKLOG; SEASONALITY

Backlog orders consist of written purchase orders and telephone orders generally confirmed in writing or by substantially concurrent delivery and acceptance of product. The Company estimates that approximately 90% of its sales orders are written. The Company normally does not offer cancellation rights and considers its backlog of orders to be firm. As of June 30, 1997 and 1996, the Company's backlog for all products was approximately $2,497,000 and $2,508,000, respectively. The backlog as of the end of the fiscal year on June 30, 1995 was $2,290,000. Typically, the Company anticipates that approximately 95% of its backlog at any given time will be filled during the subsequent 12 months.

Historically prior to the 1995 fiscal year, the Company's business was not of a seasonal nature as neither the Manchester Plastics nor Ny-Glass subsidiaries experienced seasonality in the sale of their products. However, the business of the API subsidiary, which was purchased effective two months prior to the 1995 fiscal year, has historically been seasonal in nature, with demand for its irrigation products highest during the spring and early summer. In fiscal 1997, the business of the Company reflected this trend, with approximately $17,032,000 of revenue in the first half of the fiscal year (July through December) and approximately $19,584,000 during the remainder of the fiscal year (January through June).

COMPETITION

Each of the Calnetics Subsidiaries encounters extensive competition from many competitors, a substantial number of which are larger and have greater financial and marketing resources. In addition, the Company believes that the number of international entities attempting to compete in its markets is increasing. Although it is difficult to estimate the number of businesses in the plastic manufacturing industry with which the Company competes, the injection molding business operated by Ny-Glass appears to have the most competitors, ranging from numerous small proprietorships to large corporations, while Manchester Plastics competes principally with a lesser number of large corporations and API competes principally with a lesser number of corporations of similar and larger size.

Competition is based principally on price, product quality, customer service and the ability to timely deliver products. The Company believes that each Calnetics Subsidiary has good relationships with its customers, and that such Subsidiaries have developed a good following in the respective markets they serve, including a favorable reputation for prompt and reliable customer service and quality of products.

PATENTS AND TRADEMARKS

Although the Company has a limited number of domestic patents and trademarks held by API as well as several trademark applications currently in process, the Company does not believe that any such patents or trademarks are material to its businesses or operations.

RESEARCH AND DEVELOPMENT

The Company has not expended a material amount on research and development of proprietary products in the past several years and currently does not anticipate any material expenditures in this area. However, the Company does conduct routine product line analysis to develop additional catalog and custom products as part of its normal operations, particularly at API and, to a lesser extent, at Ny-Glass.

LEGAL PROCEEDINGS

In the ordinary course of its business, the Company and/or one or more of the Calnetics Subsidiaries may become involved in legal proceedings from time to time. As of the date of mailing of this Proxy Statement, neither the Company nor any of the Calnetics Subsidiaries is a party to any material pending legal proceedings.

TAX EXAMINATION

API is in the process of an Internal Revenue Service ("IRS") examination regarding the tax-exempt status of its industrial revenue bond. The IRS has informed the Company that preliminary findings indicate that the bond may not be tax exempt and thus API may be required to pay additional interest. The Company believes it has recorded adequate reserves to cover any potential liability that may result from the final resolution of this matter.

ENVIRONMENTAL MATTERS

The Company believes that its policy in controlling the use and discharge of hazardous materials is in compliance with applicable federal, state and local regulations. As of the date of the filing of this Form 10-K, the Company has not received notice from any governmental authority of any assertion of material non-compliance with any such laws.

The Company formerly operated a facility on property within an area subsequently designated as a federal Superfund site located in Southern California. The Company operated at this facility prior to October 1986. The Company has learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company, as one of several prior operators of the property, may be held responsible for the contamination at the site to the extent the Company caused the contamination. The Company does not believe it is responsible for any material contamination at the property, and has not been notified or contacted by any governmental authority in that regard, nor named in any proceeding relating to the property. However, if the Company were held liable under federal Superfund law, or other environmental law, the consequences could be material to the results of operations of the Company.
The potential liability associated with this property cannot be reasonably determined at this time.

EMPLOYEES

At June 30, 1997, the Company employed approximately 262 employees, consisting of three employees at corporate headquarters, approximately 12 salaried and 39 hourly employees at Manchester Plastics, approximately nine salaried and 48 hourly employees at Ny-Glass and approximately 25 salaried, 91 hourly and 35 temporary employees at API. None of the foregoing employees is subject to a collective bargaining agreement. The Company considers the relationship with its employees to be good, and has not experienced any work stoppage from any labor dispute.

ITEM 2.  PROPERTIES.

The Company headquarters and the Manchester Plastics corporate offices are located in the Manchester Plastics plant in Chatsworth, California, consisting of approximately 60,000 square feet of office and manufacturing space under a lease that is scheduled to expire in December 1999.

The Ny-Glass corporate offices and plant are located in Corona, California, in a building consisting of approximately 30,000 square feet of office and manufacturing space under a lease that is scheduled to expire in May 2002.

The API corporate offices and California plant are located in Ontario, California, in a building consisting of approximately 50,000 square feet of office and manufacturing space owned by API, subject to repayment of industrial revenue bonds. API's Florida plant is located in Winter Haven, Florida, in two buildings consisting of approximately 28,000 square feet of office and manufacturing space owned by API, subject to payment of existing mortgages.

In addition to the foregoing properties, additional space has been leased by the Company at three locations and is being used principally for the warehousing and storage of inventory. The largest location consists of approximately 15,000 square feet of space leased by API in Ontario, California.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not currently subject to any legal actions which are expected to have a material adverse effect on its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

(a)  Market Information

    Until June 19, 1996, Calnetics Common Stock was traded on The Nasdaq Smallcap Market, but began trading on The Nasdaq National Market on June 20, 1996. The stock is quoted in the National Daily Quotation Service under the symbol CALN. The following table sets forth the high and low bid and asked quotations for the periods indicated. Quotations represent prices between dealers, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock price information (in dollars):

                                             BID                    ASKED
                                     -----------------        -----------------
                                     HIGH          LOW        HIGH          LOW
                                     ----          ---        ----          ---
Year Ended June 30, 1997
         First Quarter                8-5/8       6-3/4       9-3/8        7-1/2
         Second Quarter               8           5-3/8       8-1/4        5-7/8
         Third Quarter                7-1/2       6-1/8       7-5/8        6-3/8
         Fourth Quarter               6-3/8       5           6-3/4        5-5/8

Year Ended June 30, 1996
         First Quarter                4           3-3/4       4-3/4        4-1/2
         Second Quarter               3-1/4       3           4-1/4        3-3/4
         Third Quarter                4-3/4       4-1/2       5-1/8        5-1/8
         Fourth Quarter               9-1/2       4-7/8       10-1/4       5-1/4


(b) There were 285 shareholders of record as of September 19, 1997. The Nasdaq National Market maintenance standards require that Calnetics has at least 400 shareholders or 300 shareholders of round lots. Based solely upon the number of sets of proxy materials requested by brokers, dealers and other entities for the Special Meeting of Shareholders expected to be held in October 1997, Calnetics believes that the actual number of beneficial owners of Calnetics Common Stock is in excess of 700.

(c) To date the Company has not paid any dividends, and the Company currently does not intend to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data of the Company for each of the years in the five-year period ended June 30, 1997. The selected consolidated financial data should be read in conjunction with (i) the Company's consolidated financial statements and the notes thereto as set forth in Item 14 below, and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.


=====================================================================================================
                               YEAR ENDED JUNE 30
                                  (IN DOLLARS)
-----------------------------------------------------------------------------------------------------
                         1997             1996             1995             1994              1993
-----------------------------------------------------------------------------------------------------
Net sales             36,616,238       35,193,973       29,172,106       17,996,617       16,564,448
-----------------------------------------------------------------------------------------------------
Net income             2,031,022        1,671,915        1,006,066          616,975          502,176
-----------------------------------------------------------------------------------------------------
Earnings per                0.66             0.55             0.33             0.21             0.17
common share
-----------------------------------------------------------------------------------------------------
Capital                  670,929          995,026          512,153          113,884          340,617
expenditures
-----------------------------------------------------------------------------------------------------
Total assets          19,262,165       18,686,292       17,122,578       16,376,776        7,484,777
-----------------------------------------------------------------------------------------------------
Long-term debt,        3,745,697        4,740,820        5,551,284        6,284,524              ---
net
-----------------------------------------------------------------------------------------------------
Shareholders'         11,187,395        8,872,771        7,136,146        6,099,882        5,296,342
equity
=====================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

   The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto in Item 14 below and the unaudited "Selected Financial Data" in Item 6 above.

   The businesses of the Company are principally concentrated on the manufacture of various types and sizes of plastic parts, sheet and tubing using several types of resins. Such parts, sheet and tubing are manufactured using injection molding, structural foam molding, extrusion and other processes. The sonic welding of certain parts is performed by the API subsidiary, principally at its plant in Ontario, California. In addition to the manufacture and molding of plastic parts, sheet and tubing, each business provides certain value-added services for its customers, such as mold maintenance and repair, coloring, pin-insertion, heat stamping, silk screening, assembly, packaging and short-term warehousing. For an overview as to how and when the Company became involved in the businesses it currently conducts, see Item 1 "Business - History; Growth Strategy" above.

    Effective July 1, 1994, the Company changed its method of pricing finished goods inventories at Manchester Plastics from FIFO to LIFO. The change in method was made to more properly match current expenses with revenues. At June 30, 1997, 1996 and 1995, if the FIFO method had been used to value Manchester Plastics' finished goods inventories, the stated value of such inventories would have been approximately $129,000, $421,000 and $408,000 higher, respectively, and the effect on fiscal 1997 operations would have decreased income before provision for income taxes by $292,000, and increased such amount by $13,000 and $408,000 in fiscal 1996 and 1995, respectively, and decreased net income by $175,000 in fiscal 1997, and increased such amount by $7,000 and $230,000 in fiscal 1996 and 1995, respectively.

RESULTS OF OPERATIONS

    The following table sets forth certain information derived from the Company's consolidated statements of income as a percentage of sales for the three years ended June 30, 1995, 1996 and 1997:

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                        --------------------------------
                                                                         1995          1996        1997
                                                                        ------       ------       ------
Net sales .....................................................         100.0%       100.0%       100.0%

Gross profit ..................................................          25.5%        25.4%        27.4%

Selling, general and
   administrative expense .....................................          17.8%        16.0%        17.5%

Income before provision
   for income taxes ...........................................           6.0%         8.3%         9.2%

Net income ....................................................           3.5%         4.8%         5.6%

    NET SALES. For the fiscal year ended June 30, 1996, net sales increased 21%, from $29,172,106 in the 1995 fiscal year to $35,193,973. The increase is attributed to broader customer acceptance of the Company's products proportionally obtained by all three subsidiaries.

    For the fiscal year ended June 30, 1997, net sales increased 4%, from $35,193,973 in the 1996 fiscal year to $36,616,238. The increase is principally attributed to increased orders for API's products in the agricultural irrigation industry and better economic conditions and growth in the economy as a whole. Contrary to the Company's expectations, sales of irrigation products at API were not adversely affected by the floods in the Central Valley in California in early 1997.

    COST OF SALES. As a percentage of sales, cost of sales amounted to 74.6% in fiscal 1996, as compared to 74.5% for the prior fiscal year.

    For the fiscal year ended June 30, 1997, costs of sales, as a percentage of sales, decreased to 72.6%, as compared to 74.6% for the prior fiscal year. The decrease is primarily attributed to increased sales volume in the current year versus the prior fiscal year and the benefits of pricing Manchester Plastics' finished goods inventory using the LIFO method.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased during the fiscal year ended June 30, 1996 to $5,627,299, as compared with $5,187,534 for the prior fiscal year. The increase is attributed to the increased sales volume in fiscal 1996 as compared with fiscal 1995.

    For the fiscal year ended June 30, 1997, selling, general and administrative expenses increased to $6,400,237, as compared with $5,627,299 for the prior fiscal year. The increase is primarily attributed to the increased sales volume in the current fiscal year versus the prior fiscal year and the aborted merger costs associated with the attempted merger between the Company and Summa terminated in May 1997.

    NET INCOME. For the fiscal year ended June 30, 1996, net income amounted to $1,671,915 after provision for income taxes of $1,262,000, as compared with $1,006,066 after a provision for income taxes of $739,000 in the previous fiscal year. Income per share increased from $0.33 per share in fiscal 1995 to $0.55 per share in fiscal 1996. The increase in net income and income per share is primarily attributed to increased sales volume at all three Calnetics subsidiaries.

    For the fiscal year ended June 30, 1997, net income amounted to $2,031,022 after provision for income taxes of $1,318,000, as compared with $1,671,915 after a provision for income taxes of $1,262,000 in the previous fiscal year. Income per share increased from $0.55 per share in fiscal 1996 to $0.66 per share in fiscal 1997. The increase in net income is primarily attributed to increased sales volume, principally at API, as well as the benefits of using the LIFO method of inventory valuation for finished goods at Manchester Plastics, and the benefit of a California manufacturing tax credit.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the primary source of liquidity for the Company was cash generated from operations. Working capital at June 30, 1997 increased to approximately $9,341,000, as compared with approximately $7,926,000 at June 30, 1996, and current ratios were 3.20:1.0 and 2.58:1.0 at June 30, 1997 and 1996, respectively.

    Expenditures for property and equipment were approximately $671,000 for the fiscal year ended June 30, 1997, as compared with approximately $994,000 for the fiscal year ended June 30, 1996. The Company has no immediate plans for significant capital expenditures in fiscal 1998. The Company believes that its available funds and internally generated cash from operations will be sufficient to meet its working capital needs in fiscal 1998. Certain loan agreements limit capital expenditures by the Company to $1,000,000 in 1997 and thereafter.

    The Company has a line of credit agreement with a bank under which the Company may borrow up to $2,500,000 on an unsecured basis. No borrowings were made against this credit line in fiscal 1997. The agreement expires on December 31, 1997 and bears interest at the bank's reference rate (8.50% at June 30, 1997).

    In 1994, Calnetics borrowed $4.5 million to finance the acquisition of its API subsidiary from two banks at their respective prime rates plus 0.75%. This term debt is due in installments with a balloon payment of approximately $1.46 million due in August 1999, and has been revised to be unsecured and to bear interest at prime plus 0.25%. Due to a combination of regular scheduled payments and certain prepayments, the principal balance of such debt at June 30, 1997 had been reduced to approximately $2,008,000. Calnetics also issued unsecured notes payable to former API shareholders in the amount of $402,000 in connection with the acquisition with a current principal balance of approximately $201,000 and an interest rate of 7.5%, due in equal principal payments on June of each of the next two years, interest payable quarterly.

    In addition to the foregoing borrowings by Calnetics, the API subsidiary has outstanding (i) an industrial revenue bond used to finance the building of the Ontario plant with current principal balance of approximately $1.4 million, with principal due in installments ranging from $20,000 to $130,000 through December 2021 and interest at an adjustable revenue bond rate (4.15% at June 30, 1997), and (ii) mortgages payable used to finance the purchase of the Winter Haven plant with current principal balance of approximately $255,000, principal due in installments and a balloon payment of approximately $201,000 due in March 2000 and interest at the bank's prime rate plus 0.75%.

    Although the impact of inflation is difficult to accurately assess, management of the Company does not believe that inflation has had a significant impact on the Company's net sales and revenues, or on income from continuing operations in the current period, or in the two preceding fiscal years.

    As part of the Company's business strategy, the Company frequently evaluates potential mergers with or acquisitions of companies in the thermoplastics industry and in other industries which management believes offer significant growth opportunities. Other than the Merger, the Company has no present understanding or commitment with respect to any merger or acquisition.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

         The financial statements are listed under Part IV, Item 14 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Company's Directors are elected at each annual meeting of shareholders. The number of authorized Directors of the Company is between five and nine Directors, and is currently set at five. If the Merger is not consumated, five Directors will be elected at the 1997 annual meeting to serve until the annual meeting of shareholders in 1998 and until their respective successors are elected and qualified. Four of the persons listed below as Directors have consented to serve as Directors if elected, and the Company knows of no reason why any of the four would not be available for election or, if elected, would not be willing or able to serve. Director Peter Griffith has resigned as Managing Director of Wedbush Morgan Securities to become a partner at an international accounting firm, effective on September 30, 1997 or soon thereafter. Such firm does not permit its partners to be public company directors. Therefore, the Company anticipates that Mr. Griffith will resign as a Director in the near future. If the Merger is not consummated, the Board will nominate a replacement for Mr. Griffith to be elected at the 1997 annual meeting.

    The names, ages and positions of all the Directors and executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the Directors immediately following the annual meeting of shareholders. There are no family relationships among these officers or any arrangements or understandings between any officers and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

    NAME                          POSITIONS WITH THE COMPANY                   AGE
    ----                          --------------------------                   ---
    Clinton G. Gerlach            Chairman of the Board, President,             71
                                  and Chief Executive Officer

    Fred E. Edward                Director                                      79

    Peter H. Griffith             Director                                      38

    Michael A. Hornak             Vice President and Director                   54

    Steven L. Strawn              Vice President and Director                   43

    Trygve M. Thoresen            Vice President - Finance, General             33
                                  Counsel and Assistant Secretary

    Teresa S. Louie               Treasurer                                     43

    Barbara Guyer                 Secretary                                     34

    Lon Schultz                   President and Director of API                 63

    Clinton G. Gerlach has served as the Chairman of the Board, President and Chief Executive Officer of Calnetics since March of 1988 and as the Chairman of the Board and Director of Manchester Plastics since September 1989, and as Director, Chairman of the Board and Chief Executive Officer of Ny-Glass since June 1992, and as Director and Chairman of the Board of API since June 1994. Mr. Gerlach was the Chairman of the Board and Chief Executive Officer of Gerlach Industries, Inc. from November 1983 to December 1986 and was the Chairman of the Board and Chief Executive Officer of Tannetics, Inc. from August 1969 to November 1983. From January 1987 to March 1988, Mr. Gerlach was self employed. Mr. Gerlach retired effective July 24, 1996 as a Director of Zero Corporation (a manufacturer of cases, cabinets, cooling and cargo enclosures).

    Fred E. Edward has been a Director of Calnetics since 1971. Between May 1971 and March 1988, Mr. Edward held various offices with Calnetics, including Chairman of the Board, President and Chief Executive Officer. For more than the past five years, Mr. Edward has been and currently is a private investor.

    Peter H. Griffith has served as Managing Director of Wedbush Morgan Securities ("Wedbush Morgan") since November 1993. Mr. Griffith also serves as the Head of Investment Banking and Equity Research for Wedbush Morgan. From September 1992 to November 1993, Mr. Griffith served as Senior Vice President, Investment Banking for Wedbush Morgan, and from October 1989 to September 1992 Mr. Griffith served as Vice President, Investment Banking for Wedbush Morgan. Prior to October, 1989, Mr. Griffith was a Senior Manager with Ernst & Young LLP and is a certified public accountant. Mr. Griffith was elected as a Director by the Board of Directors of the Company on August 30, 1996 to fill a vacancy created by the death of Raymond H. Heller.

    Michael A. Hornak has been a Vice President of Calnetics since 1974 and a Director of Calnetics since 1984. Mr. Hornak was the President of the Ny-Glass division from 1985 to June 1992, President and Director of the Ny-Glass subsidiary since June 1992, and was President of another division of Calnetics from 1973 to 1985.

    Steven L. Strawn has been a Vice President of Calnetics since September 1989 and Director since February 1992. Mr. Strawn has also been President, Director and Chief Operations Officer of Manchester Plastics since 1989, the date of the acquisition, and held various other positions with its predecessor, Manchester Products, from 1980 to 1989.

    Trygve M. Thoresen has been the Vice President-Finance, General Counsel and Assistant Secretary of Calnetics since January 1997 and is currently a Vice President and a Director of each subsidiary. From September 1992 until January 1997, Mr. Thoresen was a corporate, mergers and acquisitions and securities attorney with Gibson, Dunn & Crutcher LLP. From August 1989 until May 1992, Mr. Thoresen attended Hastings College of the Law. Prior to law school, Mr. Thoresen was a senior accountant at KPMG Peat Marwick LLP. Mr. Thoresen is also a certified public accountant in the State of California (currently inactive).

    Teresa S. Louie has been with Calnetics since August 1973, was appointed Treasurer of Calnetics in February 1992 and has held various offices with Calnetics including Assistant Treasurer, Assistant Secretary and Controller.

    Barbara Guyer joined Manchester Plastics in April 1985, was appointed Treasurer and Controller of Manchester Plastics in February 1992 and was appointed Secretary of Calnetics in May 1996.

    Lon Schultz is the founder, President, Chief Financial Officer and a Director of API. API was formed in 1973 and Mr. Schultz has been the President of API since the date of inception. Mr. Schultz has also been a Director of Story Plastics, Inc. since 1975.

COMMITTEES

    During fiscal year 1997, there were nine (9) meetings of the Board of Directors. Each Director attended at least 75% of the total number of meetings of the Board of Directors and the committees of the Board of Directors on which he serves. During fiscal 1997, Directors who are not employees of the Company received, other than for meetings transacted only by written consent, $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended. Directors who are not employees of the Company are eligible for the grant of options under the 1993 Nonstatutory Stock Option Plan. To date, options to purchase 10,000 shares of the Company's Common Stock have been granted to Director Peter Griffith.

    The Company has no standing committees of the Board of Directors, other than the Audit Committee and the Stock Option Committee. The principal duties of the Audit Committee are to nominate the firm of independent outside auditors for appointment by the Board of Directors, to review the scope of their audit engagement, and to meet with the Company's financial management and independent outside auditors to discuss matters relating to internal accounting controls and the results of audits performed by the Company's independent outside auditors. The current members of the Audit Committee are Fred E. Edward, Chairman, Peter H. Griffith and Clinton G. Gerlach. The Audit Committee held one (1) meeting during fiscal 1997.

    Messrs. Edward, Griffith and Gerlach currently serve on the Stock Option Committee, the functions of which include making all determinations necessary for the administration of the Company's 1993 Nonstatutory Stock Option Plan and 1995 Employee Stock Option Plan. The Stock Option Committee held one (1) meeting during fiscal 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Directors and executive officers of the Company are required to timely file with the Securities and Exchange Commission and with the National Association of Securities Dealers reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during fiscal 1997, all of its Directors and executive officers complied with Section 16(a) requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth all cash compensation paid or accrued by the Company for services rendered during the three fiscal years ended June 30, 1997 by the President and Chief Executive Officer and the four other most highly compensated executive officers of the Company. There were no other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in fiscal year 1997.


                           SUMMARY COMPENSATION TABLE


                                                                             LONG-TERM
                                                                           COMPENSATION
                                          ANNUAL COMPENSATION                 AWARDS
                                   -----------------------------------       SECURITIES
                                                                             UNDERLYIN    ALL  OTHER
NAME AND PRINCIPAL POSITIONS       YEAR        SALARY          BONUS          OPTIONS    COMPENSATION
                                   ----       --------       --------         ------       --------
Clinton G. Gerlach (1) .....       1997            ---            ---            ---            ---
President, Chief Executive .       1996            ---            ---            ---            ---
Officer and Chairman .......       1995            ---            ---            ---            ---
of the Board

Michael A. Hornak (2) ......       1997       $ 88,400       $ 13,500            ---       $ 12,449
Vice President and President       1996       $ 81,861       $ 10,000            ---       $  8,216
of Ny-Glass Plastics .......       1995       $ 77,246       $  5,000            ---       $  7,594

Steven L. Strawn (3) .......       1997       $105,000       $ 15,000            ---       $ 10,473
Vice President and President       1996       $ 94,039       $ 10,000            ---       $ 10,400
of Manchester Plastics .....       1995       $ 96,181       $  7,500            ---       $ 10,351

Lon Schultz (4) ............       1997       $346,181       $ 40,000            ---       $ 32,949
President and Treasurer ....       1996       $360,734       $ 40,000            ---       $ 34,804
of API .....................       1995       $353,887       $ 20,000         50,000       $ 22,749

Trygve M.  Thoresen (5) ....       1997       $ 45,385       $ 15,000         50,000       $  4,152
Vice President-Finance .....       1996            ---            ---            ---            ---
and General Counsel ........       1995            ---            ---            ---            ---

---------------------

(1) Receives no compensation for his services in such capacities. The Company paid $72,000 to GHC during the fiscal year ended June 30, 1997, $60,000 to GHC during the fiscal year ended June 30, 1996 and $56,000 to GHC during the fiscal year ended June 30, 1995, to reimburse Mr. Gerlach for expenses incurred in connection with his performance of services for the Company. In addition, Mr. Gerlach has use of a vehicle owned by the Company.

(2) The Company provides a vehicle for Mr. Hornak and the operating expense paid by the Company for such vehicle in the fiscal year ended June 30, 1997 was $11,752, fiscal year ended June 30, 1996 was $7,708 and fiscal year ended June 30, 1995 was $7,145, and the Company paid life insurance premiums of $697 for fiscal year ended June 30, 1997, $508 for the fiscal year ended June 30,1996 and $449 for fiscal year ended June 30, 1995.

(3) The Company provides a car allowance of $10,000 per fiscal year for Mr. Strawn, and the Company paid life insurance premiums of $473 for fiscal year ended June 30, 1997, $400 for the fiscal year ended June 30, 1996 and $351 for the fiscal year ended June 30, 1995.

(4) The Company provides a vehicle for Mr. Schultz and the operating expense paid by the Company for such vehicle in fiscal year ended June 30, 1997 was $8,205, in fiscal year ended June 30, 1996 was $9,980 and in fiscal year ended June 30, 1995 was $7,900, and the Company paid life insurance premiums of $15,995 for the fiscal year ended June 30, 1997, $15,753 for fiscal year ended June 30, 1996 and $9,674 for fiscal year ended June 30, 1995. Mr. Schultz also received profit sharing of $8,748 for fiscal year ended June 30, 1997, $9,071 for fiscal year ended June 30, 1996 and $5,175 for the fiscal year ended June 30, 1995.

(5) Mr. Thoresen became an employee of the Company in January 1997. The Company provides a vehicle for Mr. Thoresen and the operating expense paid by the Company for such vehicle in the fiscal year ended June 30, 1997 was $3,942, and the Company paid life insurance premiums of $210 for the fiscal year ended June 30, 1997.

STOCK OPTION PLANS

         The Company currently has in effect the 1993 Nonstatuatory Stock Option Plan (the "1993 Plan") which was adopted by the Board of Directors of the Company and approved at the 1993 Annual Meeting of Shareholders. The 1993 Plan provides for the grant of options to purchase up to 250,000 shares of Common Stock, subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split. Those eligible for the awards under the 1993 Plan are key employees, including officers and directors. The 1993 Plan is administered by a committee of three directors which have been appointed by the Board of Directors. The exercise price for options granted under the 1993 Plan may not be less than the fair market value of the stock on the date any such option is granted. The 1993 Plan expires on March 1, 2003 unless previously terminated.

         The Company currently has in effect the 1995 Employee Stock Option Plan (the "1995 Plan") which was adopted by the Board of Directors of the Company and approved at the 1995 Annual Meeting of Shareholders. The 1995 Plan provides for the grant of options that qualify as incentive stock options ("ISOs") under the Internal Revenue Code of 1986 (the "Code"). The 1995 Plan provides for the grant of options to purchase up to 250,000 shares of Common Stock, subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock dividend, stock split or reverse stock split. Those eligible for the awards under the 1995 Plan are key employees, including officers and employee-directors. The 1995 Plan is administered by a committee of three directors who have been appointed by the Board of Directors. The exercise price for options granted under the 1995 Plan may not be less than the fair market value of the stock on the date any such option is granted (110% of the fair market value for optionees who are 10% or more shareholders on the grant date). The term of each ISO may not exceed ten years (five years for optionees who are 10% or more shareholders at time of
grant).   The 1995 Plan expires on June 14, 2005 unless previously terminated.

         10,000 options were granted under the 1993 Plan and 65,000 options were granted under the 1995 Plan during the fiscal year ended 1997, and as of June 30, 1997, options were available for grants of up to 90,000 and 185,000 shares under the 1993 Plan and 1995 Plan, respectively.

         The following options were granted under the 1995 Plan during the year ended June 30, 1997:

OPTION* GRANTS IN LAST FISCAL YEAR


                                               % of Total                                           Potential Realizable
                              Number of          Options                                            Value at Assumed Annual
                             Securities          Granted                                            Rates of Stock Price
                             Underlying             to          Exercise                        Appreciation for Option Term(2)
                              Options            Employees        Price         Expiration      -------------------------------
     Name                     Granted(1)          in 1997        per Share         Date                 5%                10%
-------------------           ----------         ---------       ---------         ----         -----------          ----------
Clinton G.  Gerlach               ---               ---              ---              ---               ---               ---
Michael A.  Hornak                ---               ---              ---              ---               ---               ---
Steven L. Strawn                  ---               ---              ---              ---               ---               ---
Lon Schultz                       ---               ---              ---              ---               ---               ---
Trygve M.  Thoresen            50,000                67%          $6.125          1/26/07          $153,125          $306,250

_________________________
*        The Company does not grant Stock Appreciation Rights.
(1) These options were granted pursuant to the 1995 Plan and the shares vest in one-third increments in January 1998, 1999 and 2000.
(2) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant to the expiration date. These values are calculated pursuant to requirements promulgated by the SEC and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, are dependent on the future market price of the Common Stock.

AGGREGATED OPTION* EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                                              VALUE OF UNEXERCISED
                             SHARES                       NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                            ACQUIRED           VALUE       OPTIONS AT 6/30/97                     AT 6/30/97(2)
       NAME               ON EXERCISE(#)     REALIZED(1)       EXERCISABLE       UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
-------------------       --------------     -----------       -----------       -------------    -----------       -------------
Clinton G. Gerlach               ---               ---               ---               ---               ---               ---
Michael A. Hornak                ---               ---            50,000               ---          $190,500               ---
Steven L. Strawn              25,000          $139,050            50,000               ---          $190,500               ---
Lon Schultz                      ---               ---            33,333            16,667          $ 93,666          $ 46,834
Trygve M. Thoresen               ---               ---               ---            50,000               ---          $     -0-

_________________________
*        The Company has not granted Stock Appreciation Rights.
(1) Represents the difference between the fair market value on the date of exercise of the option and the exercise price of the option.
(2) Based on the closing price of $5.81 quoted on the Nasdaq National Daily Quotation Service on June 30, 1997.


EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

         Pursuant to a June 1994 employment agreement, Mr. Schultz agreed to serve as the President and as a Director of Calnetics' subsidiary, API, for an initial term of three years commencing on June 20, 1994. The agreement provided for a monthly salary of $29,167 and maintenance by API during the term of the agreement of certain existing life insurance policies covering the life of Mr. Schultz with a 50% beneficiary named by Mr. Schultz. Under the agreement, Mr. Schultz was entitled to his monthly salary for the remainder of the term of the agreement if he was terminated without cause. In the event Mr. Schultz is terminated for cause or due to death or long-term disability, Mr. Schultz or his estate would be entitled to receive a monthly salary of $16,667 for the remainder of the initial term of the agreement. Pursuant to an amendment to Mr. Schultz's employment agreement entered into recently, the term of such employment agreement has been extended by two years to expire in June 1999. Mr. Schultz has agreed to serve in his present capacities for a monthly salary of $18,750 in the first year of such extension and $25,000 in the second year.

         Pursuant to a January 1997 change in control agreement, in the event there is a change in control of Calnetics and, thereafter, Mr. Thoresen is terminated without cause or resigns for "good reason," Calnetics or its successor will be required to pay Mr. Thoresen a lump sum distribution equal to one year's salary and bonus. The Merger constitutes a change in control as defined in such agreement.


                        REPORT OF THE BOARD OF DIRECTORS
                           ON EXECUTIVE COMPENSATION

    The Board of Directors generally administers the Company's executive compensation programs as the Company does not have a compensation committee. Individual directors who are also executive officers of the Company do not participate in decisions regarding their compensation. The Company does have a Stock Option Committee that is responsible for recommending to the Board and administering all elements of stock option grants, including determination of recipients of stock options under the Company's plans, the number of shares underlying all option grants and the other terms applicable to each option.
The Board of Directors reviews and approves salaries of all elected officers, including those of the executive officers named in the Summary Compensation Table. The Company's executive compensation programs are designed to:

          - provide competitive levels of base compensation in order to attract, retain and motivate high-quality employees;

          - tie individual total compensation to individual performance and the success of the Company; and

          - align the interests of the Company's executive officers with those of its shareholders.

BASE SALARY

         Base salary is targeted to be moderate but competitive in relation to salaries commanded by those in similar positions in comparable companies. The Board reviews management recommendations for executives' salaries and examines data for executives with similar responsibilities in comparable companies in the Company's industry. Individual salary determinations are based on experience, sustained performance and comparison to peers inside and outside the Company.

STOCK OPTIONS

         The Stock Option Committee administers the Company's option plans, including the 1993 Plan and the 1995 Plan, and is responsible for the recommendation to the Board of Directors of stock option grants. The 1993 and 1995 Plans are designed to align the interests of management with those of the Company's shareholders. The number of stock options granted varies by fiscal year in the discretion of the Stock Option Committee and is related to the recipient's base compensation and level of responsibility. In past years, option grants have typically been made to only one or two officers in a given fiscal year.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         At his election, Clinton G. Gerlach, the President, Chief Executive Officer and Chairman of the Board of the Company, serves without compensation. Mr. Gerlach is reimbursed by payment to GHC for various expenses incurred in connection with his performance of services for the Company, and has use of a vehicle owned by the Company.

                                            BOARD OF DIRECTORS

                                            Clinton G, Gerlach (Chairman)
                                            Fred E. Edward
                                            Peter H. Griffith
                                            Michael A. Hornak
                                            Steven L. Strawn

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following current members of the Company's Board of Directors are current or former officers or employees of the Company: Clinton G. Gerlach (President, Chief Executive Officer and Chairman of the Board); Fred E. Edward (former President, Chief Executive Officer and Chairman of the Board); Michael
A. Hornak (Vice President); and Steven L. Strawn (Vice President). There are no compensation committee interlocks between the Company's Board of Directors and other entities involving the Company's executive officers and Board members who serve as executive officers or board members of such other entities.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                          FISCAL YEAR ENDING
                        ------------------------------------------------------
COMPANY                 1992      1993      1994      1995      1996      1997
-------                 ----      ----      ----      ----      ----      ----
CALNETICS CORP          100      200.00    236.36    327.27    654.55    422.73
INDUSTRY INDEX          100      119.57    147.83    223.90    379.48    472.08
BROAD MARKET            100      122.76    134.61    157.88    198.73    239.40

                     ASSUMES $100 INVESTED ON JULY 1, 1992
                          ASSUMES DIVIDENDS REINVESTED
                        FISCAL YEAR ENDING JUNE 30, 1997

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 19, 1997 by each shareholder known by Calnetics to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each director of Calnetics, and all executive officers and directors of Calnetics as a group. Except as otherwise indicated in the footnotes to the following table, each of the persons listed below has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by such person, subject to applicable community property laws. Unless otherwise indicated, the address of each shareholder listed is in care of Calnetics, 20401 Prairie Street, Chatsworth, California 91311.

                                                                       Shares             Percent of
Name                                                            Beneficially Owned        Class (1)
----                                                            ------------------        ---------
Clinton G. Gerlach (2)(4) .................................          1,175,504                 39

Fred E. Edward (3)(4) .....................................            202,064                  7

Peter H. Griffith (5) .....................................                -0-                  *

Michael A. Hornak (6) .....................................            134,500                  4

Steven L. Strawn (4)(6) ...................................            140,000                  5

Lon Schultz (7) ...........................................             51,500                  2

Trygve M. Thoresen (8) ....................................                -0-                  *

All Directors and Executive Officers as a Group
(8 persons)(5)(9) .........................................          1,721,568                 57

---------------------------------
*        Less than one percent.
(1) Beneficial ownership is determined in accordance with the rules and regulations of the Commission, based upon information furnished by each person listed. The percentages shown include shares which each named shareholder has the right to acquire within 60 days of September 19, 1997. In calculating percentage ownership, all shares which a named shareholder has the right to so acquire are deemed outstanding for the purpose of computing the percentage ownership of that shareholder, but are not deemed outstanding for the purpose of computing the percentage ownership by any other shareholder. Listed persons may disclaim beneficial ownership of certain shares.
(2) Includes 1,085,504 shares held of record by Gerlach Holding Corporation, a Delaware corporation ("GHC"), owned by the following entities or individuals by the percentages indicated: The Gerlach Family Trust (52%) and Mr. Gerlach's son and daughter, Clinton G. Gerlach, II (24%) and Kimberlee Ann Grot (24%). Each of the GHC shareholders has a right of first refusal on a prorata basis covering the GHC stock owned by the remaining GHC shareholders pursuant to a right of first refusal agreement dated July 1, 1992. Also includes
         (i) 10,000 shares of Common Stock held of record by the Gerlach Family Trust and (ii) 80,000 shares of Common Stock held of record by Mr. Gerlach's nephew, Charles Gerlach, as to which Mr. Gerlach has sole voting power.
(3) Held of record by the Fred and Evelyn Edward Family Trust, Fred Edward, Trustee (the "Edward Trust").

(4) GHC has a right of first refusal covering the 202,064 shares of Common Stock owned by the Edward Trust pursuant to a certain right of first refusal agreement dated as of March 11, 1988. In addition, pursuant to agreements Mr. Gerlach, through GHC, has a right of first refusal covering (i) 40,000 shares of Common Stock owned by Steven L. Strawn, Vice President and Director of Calnetics and (ii) 71,230 shares of Common Stock owned by another shareholder of Calnetics.
(5) Excludes an option to purchase 10,000 shares of Common Stock at an exercise price of $5.875 per share which becomes exercisable in November 1997.
(6) Includes presently exercisable options to acquire 50,000 shares of Common Stock at an exercisable price of $2.00 per share held by each and, in the case of Mr. Hornak, includes 3,000 shares held by his son.
(7) Includes presently exercisable options to acquire 50,000 shares of Common Stock at an exercise price of $3.00 per share.
(8) Excludes an option to acquire 50,000 shares of Common Stock at an exercise price of $6.125 per share which will become exercisable in equal one-third increments in January 1998, 1999 and 2000 (such option will become fully exercisable as a result of the Merger).
(9) Excludes an option held by Mr. Thoresen to acquire 50,000 shares of Common Stock. See footnote 8 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In connection with the acquisition of API in fiscal year 1994, Calnetics issued to certain parties related to Mr. Lon Schultz (the Lon Schultz Charitable Remainder Unitrust and Leslie Schultz) notes payable of approximately $124,000 each as part of the consideration for their shares of API common stock. The notes payable are five-year unsecured notes with interest payable semi-annually and principal due in four equal annual installments commencing June 1996.

        On June 20, 1994, API and Story Plastics, Inc., a California corporation ("Story"), entered into a four-year Parts Purchase and Supply Agreement whereby Story agreed to supply various injected molded parts to API and API agreed to purchase such parts as it reasonably needs based on past purchases of such parts. The agreement by API to purchase its reasonable needs of such parts from Story decreases each year, such that by the fourth year API is only required to purchase 25% of its reasonable needs from Story. Mr. Schultz is a Director of Story, owns approximately 9% of its outstanding common stock and has guaranteed certain payments to a financial institution. For the year ending June 30, 1997, API purchased $1,581,387 in parts from Story.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



1.       EXHIBITS

         See Index to Exhibits set forth in this form 10-K following the financial statements below.


                                                                           Reference to
                                                                           this Form 10-K
                                                                          ---------------


2.       FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                           23

         Consolidated Balance Sheets,
           June 30, 1997 and 1996                                               24

         Consolidated Statements of Income
           and Retained Earnings for the Years
           Ended June 30, 1997, 1996 and 1995                                   26

         Consolidated Statements of Shareholders' Equity
           for the Years Ended June 30, 1997, 1996 and 1995                     27

         Consolidated Statements of Cash Flows for
           the Years Ended June 30, 1997, 1996 and 1995                         28

         Notes to Consolidated Financial
           Statements                                                           30

         Schedule II - Valuation and Qualifying Accounts                        40


         SCHEDULES OMITTED:

         Schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statement named above or in the notes thereto.

3.       REPORTS ON FORM 8-K

         During the quarter ended June 30, 1997, the Company did not file a Form 8-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Directors and Shareholders of Calnetics Corporation:

We have audited the accompanying consolidated balance sheets of CALNETICS CORPORATION (a California Corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calnetics Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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



                                           /s/ ARTHUR ANDERSEN LLP
                                           ARTHUR ANDERSEN LLP


Los Angeles, California
July 25, 1997

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES


              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996



                                     ASSETS



                                                            1997                 1996
                                                        -----------          -----------
CURRENT ASSETS:
  Cash and cash equivalents                             $ 2,422,119          $ 1,877,633
  Accounts receivable, net of allowances of
    $316,000 in 1997 and 1996                             5,220,127            4,997,471
  Inventories                                             5,391,659            5,470,710
  Prepaid expenses                                          105,487              254,608
  Deferred income taxes                                     451,000              342,000
                                                        -----------          -----------
          Total current assets                           13,590,392           12,942,422
                                                        -----------          -----------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land                                                      466,288              466,288
  Buildings and leasehold improvements                    2,277,763            2,269,525
  Machinery and equipment                                 5,292,340            4,587,322
  Furniture and fixtures                                    278,193              248,220
                                                        -----------          -----------
                                                          8,314,584            7,571,355
  Less--Accumulated depreciation and
    amortization                                          4,143,601            3,399,998
                                                        -----------          -----------
                                                          4,170,983            4,171,357
                                                        -----------          -----------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of
    $403,938 and $331,638 in 1997 and 1996,
    respectively                                          1,328,968            1,401,268
  Deposits and other assets                                 171,822              171,245
                                                        -----------          -----------
                                                          1,500,790            1,572,513
                                                        -----------          -----------
                                                        $19,262,165          $18,686,292
                                                        ===========          ===========

    The accompanying notes are an integral part of these consolidated balance sheets.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES


              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           1997                 1996
                                                       -----------          -----------
CURRENT LIABILITIES:
  Current portion of long-term debt                    $   150,846          $   247,187
  Accounts payable                                       2,413,551            3,214,786
  Accrued liabilities                                      900,041              756,050
  Accrued compensation and benefits                        542,612              411,657
  Income taxes payable                                     242,023              386,021
                                                       -----------          -----------
          Total current liabilities                      4,249,073            5,015,701
                                                       -----------          -----------
LONG-TERM DEBT, net of current portion                   3,745,697            4,740,820
                                                       -----------          -----------
DEFERRED INCOME TAXES                                       80,000               57,000
                                                       -----------          -----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

SHAREHOLDERS' EQUITY:
  Preferred stock:
    Authorized--2,000,000 shares
    Issued and outstanding--0 shares                             -                    -
  Common stock, no par value:
    Authorized--20,000,000 shares
    Issued and outstanding--3,038,799
      and 2,959,799 shares in 1997
      and 1996, respectively                             2,745,947            2,462,345
  Retained earnings                                      8,441,448            6,410,426
                                                       -----------          -----------
          Total shareholders' equity                    11,187,395            8,872,771
                                                       -----------          -----------
                                                       $19,262,165          $18,686,292
                                                       ===========          ===========



    The accompanying notes are an integral part of these consolidated balance sheets.

                             CALNETICS CORPORATION
                                AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997



                                               1997                   1996                   1995
                                           ------------           ------------           ------------
NET SALES                                  $ 36,616,238           $ 35,193,973           $ 29,172,106

COST OF SALES                                26,592,981             26,252,121             21,739,246
                                           ------------           ------------           ------------
Gross profit                                 10,023,257              8,941,852              7,432,860

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     6,400,237              5,627,299              5,187,534
                                           ------------           ------------           ------------

          Income from operations              3,623,020              3,314,553              2,245,326
                                           ------------           ------------           ------------
OTHER INCOME (EXPENSE):
  Gain on sale of property
    and equipment                                     -                  5,950                  6,500
  Interest and other income                      49,086                 29,803                 27,345
  Interest expense                             (323,084)              (416,391)              (534,105)
                                           ------------           ------------           ------------
                                               (273,998)              (380,638)              (500,260)
                                           ------------           ------------           ------------
          Income before provision
            for income taxes                  3,349,022              2,933,915              1,745,066

PROVISION FOR INCOME TAXES                    1,318,000              1,262,000                739,000
                                           ------------           ------------           ------------
          Net income                       $  2,031,022           $  1,671,915           $  1,006,066
                                           ============           ============           ============

Earnings per common share and
  common share equivalent                  $        .66           $        .55           $        .33
                                           ============           ============           ============

Weighted average number of shares
  outstanding                                 3,095,219              3,057,984              3,030,283
                                           ============           ============           ============



  The accompanying notes are an integral part of these consolidated statements.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997



                                                Common Stock
                                      --------------------------------                                 Total
                                           Shares                               Retained            Shareholders'
                                      Outstanding            Amount              Earnings              Equity
                                      -----------          -----------          -----------          -----------
BALANCE, June 30, 1994                  2,893,799          $ 2,367,437          $ 3,732,445          $ 6,099,882

  Net income                                    -                    -            1,006,066            1,006,066
  Exercise of stock options                21,000               30,198                    -               30,198
                                      -----------          -----------          -----------          -----------
BALANCE, June 30, 1995                  2,914,799            2,397,635            4,738,511            7,136,146

  Net income                                    -                    -            1,671,915            1,671,915
  Exercise of stock options                45,000               64,710                    -               64,710
                                      -----------          -----------          -----------          -----------
BALANCE, June 30, 1996                  2,959,799            2,462,345            6,410,426            8,872,771

  Net income                                    -                    -            2,031,022            2,031,022
  Exercise of stock options,
    including related income
    tax benefit                            79,000              283,602                    -              283,602
                                      -----------          -----------          -----------          -----------
BALANCE, June 30, 1997                  3,038,799          $ 2,745,947          $ 8,441,448          $11,187,395
                                      ===========          ===========          ===========          ===========







  The accompanying notes are an integral part of these consolidated statements.

                              CALNETICS CORPORATION
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997


                                                     1997                 1996                   1995
                                                 -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 2,031,022           $ 1,671,915           $ 1,006,066
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  743,603               758,591               704,497
      Provision for doubtful accounts                 26,821                98,338                93,531
      Gain on sale of property,
        plant and equipment                                -                (5,950)               (6,500)
      Benefit for deferred income taxes              (86,000)             (106,000)              (64,000)
      Change in operating assets and
        Liabilities:
          Decrease (increase) in:
            Accounts receivable                     (249,477)             (647,283)             (287,260)
            Inventories                               79,051              (508,673)             (785,506)
            Prepaid expenses                         149,121                58,388              (164,599)
            Deposits and other assets                   (577)               29,960               (26,429)
          Increase (decrease) in:
            Accounts payable                        (801,235)              414,131               839,630
            Accrued liabilities and
              compensation and benefits              274,946                22,407               (84,661)
            Income taxes payable                    (143,998)              327,828              (137,773)
                                                 -----------           -----------           -----------
          Net cash provided by
            operating activities                   2,023,277             2,113,652             1,086,996
                                                 -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property,
    plant and equipment                                    -                14,600                 6,500
  Purchases of property, plant and
    equipment                                       (670,929)             (995,026)             (512,153)
                                                 -----------           -----------           -----------
          Net cash used in investing
            activities                              (670,929)             (980,426)             (505,653)
                                                 -----------           -----------           -----------

                                                   1997                  1996                  1995
                                               -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                 $(1,091,464)          $  (901,277)          $  (883,658)
  Net proceeds from issuance of
    common stock, including related
    income tax benefit                             283,602                64,710                30,198
                                               -----------           -----------           -----------
           Net cash used in financing
              activities                          (807,862)             (836,567)             (853,460)
                                               -----------           -----------           -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             544,486               296,659              (272,117)

CASH AND CASH EQUIVALENTS,
  beginning of year                              1,877,633             1,580,974             1,853,091
                                               -----------           -----------           -----------
CASH AND CASH EQUIVALENTS,
  end of year                                  $ 2,422,119           $ 1,877,633           $ 1,580,974
                                               -----------           -----------           -----------











  The accompanying notes are an integral part of these consolidated statements.

                             CALNETICS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


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

         Agricultural Products, Inc. (API), located in Ontario, California and Winter Haven, Florida, anufactures and distributes various irrigation hoses, fittings and other products primarily for the agriculture industry.

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

         Inventories

         Inventories include costs of materials, labor and manufacturing overhead, and are stated at the lower of cost or market using the first-in, first-out (FIFO) and the last-in, first-out (LIFO) methods. The LIFO method is used for the finished goods inventory at Manchester and totals approximately $1,165,000. Inventories consist of the following:

                                       1997                 1996
                                    ----------          ----------
            Raw materials           $2,688,014          $2,661,261
            Finished goods           2,703,645           2,809,449
                                    ----------          ----------
                                    $5,391,659          $5,470,710
                                    ----------          ----------

         At June 30, 1997 and 1996, if the FIFO method had been used to value Manchester finished goods inventories, the stated value of inventories would have been higher by approximately $129,000 and $421,000, respectively. Income before provision for income taxes would have decreased by $292,000, increased by $13,000 and increased by $408,000 for 1997, 1996 and 1995, respectively. Net income would have decreased by $175,000, increased by $7,000 and increased by $230,000 for 1997, 1996 and 1995, respectively.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The Company follows the policy of capitalizing expenditures that materially increase asset lives and charging ordinary maintenance and repairs to operations as incurred. Amounts expensed as maintenance and repairs were approximately $423,000, $336,000 and $370,000 in 1997, 1996 and 1995,
         respectively.

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

         Cash paid for income taxes was approximately $1,378,000, $1,041,000 and $932,000 in 1997, 1996 and 1995, respectively. Cash paid for interest was approximately $340,000, $445,000 and $511,000 in 1997,
         1996 and 1995, respectively.

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

         New Authoritative Pronouncements

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement will be adopted by the Company for the 1998 fiscal year.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure. This statement will be adopted by the Company for the 1998 fiscal year.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement will be adopted by the Company for the 1999 fiscal year.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting and disclosure of financial information by segment. This statement will be adopted by the Company for the 1999 fiscal year.

3.       Line of Credit

The Company has a $2,500,000 unsecured line of credit with a bank. At June 30, 1997, the entire amount was available under this credit arrangement, which expires on June 20, 1999. Borrowings under this facility bear interest at the bank's reference rate (8.5 percent at June 30, 1997). The line of credit agreement includes certain restrictive covenants which are discussed in Note 4 below.

4.       Long-Term Debt

At June 30, 1997 and 1996, long-term debt consists of the following:


                                                                                           1997                1996
                                                                                        ----------          ----------

           Term loans payable to banks, unsecured, interest
              at the banks' reference rate (8.5 percent at June 30, 1997)
              plus .25 or .75 percent, due in various monthly installments of principal and interest through July 1, 1999, with balloon
              payments totaling $1,458,462 due on August 1, 1999                        $2,008,329          $2,949,948

           Industrial revenue bond payable, principal due in annual
              sinking fund installments ranging from $15,000 to $130,000 through December 2021, plus interest due monthly based on
              the Issuer's Weekly Adjustable Interest Rates for Revenue
              Bonds (4.15 percent at June 30, 1997), secured by a standby letter of credit issued by a bank with an annual fee of 1.25
              percent                                                                    1,420,000           1,440,000

           Loans payable to former API shareholders, unsecured, interest payable semi-annually at 7.50 percent, principal payable in
              four equal annual installments of $100,510 through June 1999                 201,022             301,532

            Mortgage payable to bank, secured by the related building and land, principal payable in monthly installments of $1,665 plus interest at the bank's prime rate (8.5 percent at June 30, 1997)
              plus .75 percent, with a balloon payment of $201,415 due on
              March 5, 2000                                                                254,712             274,687

           Other                                                                            12,480              21,840
                                                                                        ----------          ----------
                                                                                         3,896,543           4,988,007
           Less--Current portion of long-term debt                                         150,846             247,187
                                                                                        ----------          ----------
                                                                                        $3,745,697          $4,740,820
                                                                                        ==========          ==========

The following is a schedule of future principal payments of long-term debt as of June 30, 1997:

            1998                      $  150,846
            1999                         614,700
            2000                       1,770,997
            2001                          25,000
            2002                       1,335,000
                                      ----------
                                      $3,896,543
                                      ==========


The line of credit agreement (see Note 3), term loans and notes payable include certain restrictive financial and non-financial covenants, including certain cash restrictions and limitations on payment of cash dividends and redemption of stock. At June 30, 1997, the Company was in compliance with all bank covenants.

5.       Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109.

Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The exercise of stock options which have been granted under the Company's various stock option plans give rise to compensation which is includable in the taxable income of the applicable employees and deductible by the Company for federal and state tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the applicable exercised stock options. Accordingly, in accordance with Accounting Principles Board Opinion No. 25 (APB 25), such compensation is not recognized as an expense for financial accounting purposes and the related tax benefits are taken directly to shareholders' equity. The tax benefits arising from the exercise of stock options were approximately $170,000 in 1997 and not material in 1996 and 1995.

The components of the deferred income tax asset at June 30, 1997 and 1996 are as follows:

                                                          1997                   1996
                                                        --------              --------
      Allowance for bad debts                           $127,000              $127,000
      Vacation accrual                                    60,000                56,000
      State taxes                                         95,000               103,000
      Inventory reserve                                   30,000                30,000
      Warranty reserve                                    24,000                26,000
      Legal reserve                                       80,000                     -
      Other                                               35,000                     -
                                                        --------              --------
                                                        $451,000              $342,000
                                                        --------              --------

The primary component of the deferred income tax liability at June 30, 1997 and 1996 is accelerated tax depreciation.

The components of the provision (benefit) for income taxes for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                           1997                   1996                 1995
                                        -----------           -----------           -----------
    Current  - Federal                  $   973,000           $ 1,048,000           $   621,833
             - State                        261,000               320,000               181,167
                                        -----------           -----------           -----------
                                          1,234,000             1,368,000               803,000
                                        -----------           -----------           -----------
    Benefit of stock options
     exercised  - Federal                   143,000                     -                     -
                - State                      27,000                     -                     -
                                        -----------           -----------           -----------
                                            170,000                     -                     -
                                        -----------           -----------           -----------
    Deferred  - Federal                     (71,000)              (90,000)              (49,000)
              - State                       (15,000)              (16,000)              (15,000)
                                        -----------           -----------           -----------
                                            (86,000)             (106,000)              (64,000)
                                        -----------           -----------           -----------
    Provision for income taxes          $ 1,318,000           $ 1,262,000           $   739,000
                                        ===========           ===========           ===========

The components of the provision (benefit) for deferred income taxes for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                                                 1997                1996               1995
                                                               --------           ---------           --------
     Allowance for doubtful accounts                           $   -             $ (21,000)          $(23,000)
     Depreciation                                               23,000             (40,000)            (4,000)
     Accrued expenses and reserves                             (37,000)                -              (27,000)
     Legal reserve                                             (80,000)                -                  -
     State taxes                                                  8,000            (52,000)           (12,000)
     Other                                                         -                  7,000              2,000
                                                               --------           ---------           --------
                                                              $(86,000)          $(106,000)          $(64,000)
                                                               ========           =========           ========

A reconciliation of income taxes at the statutory federal income tax rate and the provisions for income taxes for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                       1997                          1996                      1995
                             ------------------------     -----------------------    -----------------------
                                Amount           %           Amount          %         Amount           %
                             -----------       ------     -----------      ------    -----------      ------
Income tax at statutory
  federal rate               $ 1,138,667         34.0%    $   997,531        34.0%   $   593,322        34.0%
State and local income
  taxes, net of federal
  income tax effect              204,290          6.1         180,084         6.1        106,449         6.1
State manufacturing
  credits                       (105,000)        (3.0)              -         -                -         -
Amortization of goodwill          35,033          1.0          35,033         1.2         35,033         2.0
Other items, net                  45,010          1.3          49,352         1.7          4,196         0.2
                             -----------       ------     -----------      ------    -----------      ------
                             $ 1,318,000         39.4%    $ 1,262,000        43.0%   $   739,000        42.3%
                             -----------       ------     -----------      ------    -----------      ------

6.  Commitments

Purchase Agreement

API has a purchase agreement with one of its vendors through June 1998. The minimum purchase quantities are based on historical purchase trends as defined in the agreement and the purchase price of the parts is the list price as set forth in the agreement and as adjusted in the future based on the mutual agreement of the parties.

Lease Commitments

The Company leases certain office and manufacturing facilities and equipment under noncancellable operating leases which expire at various dates through May 2002. The aggregate minimum future lease payments under these leases at June 30, 1997 are approximately as follows:

                              1998              $  756,000
                              1999                 740,000
                              2000                 394,000
                              2001                 158,000
                              2002                 152,000
                                                ----------
                                                $2,200,000
                                                ==========


Rental expense charged to operations was approximately $717,000, $700,000 and $641,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

7.  Employee Stock Options

In 1988, the Company established an Employee Stock Option Plan under which options to purchase a total of 275,000 shares of common stock may be granted to certain employees as determined by the Company's Board of Directors. Options granted under this plan vest in equal amounts on the first and second anniversary dates of the granting of the options. At June 30, 1997, there were no options outstanding under this plan.

In 1993, the Company established the 1993 Stock Option Plan, which provides for granting options to purchase up to 250,000 shares of the Company's common stock to employees, officers, directors and consultants of the Company. Options to purchase 160,000 shares have been granted and are outstanding under this plan at June 30, 1997, of which 133,334 are exercisable, expiring at various dates through November 11, 2006. These options generally vest over a three-year period from the date of the grant.

In 1995, the Company established the 1995 Stock Option Plan, which provides for granting options to purchase up to 250,000 shares of the Company's common stock. Options to purchase 65,000 shares have been granted and are outstanding under this plan at June 30, 1997, of which none are exercisable, expiring at various dates through January 28, 2007. These options generally vest over a three-year period from the date of the grant.

All options have been granted at prices equal to the fair market value of the common stock at the grant date. A summary of option activities for all plans is as follows:

                                                                       Weighted Average
                                                        Number         Option Exercise
                                                      of Shares            Prices
                                                       --------            --------
Balance, June 30, 1994                                  245,000            $   1.67

  Granted                                                50,000                3.00
  Exercised                                             (21,000)               1.44
                                                       --------            --------
Balance, June 30, 1995                                  274,000            $   1.93

  Exercised                                             (45,000)               1.44
                                                       --------            --------
Balance, June 30, 1996                                  229,000                2.02

  Granted                                                75,000                6.05
  Exercised                                             (79,000)               1.44
                                                       --------            --------
Balance, June 30, 1997                                  225,000            $   3.57
                                                       --------            --------

Exercisable, June 30, 1997                              133,334            $   2.25
                                                       --------            --------

Information about stock options outstanding at June 30, 1997 is summarized as follows:


                     Options Outstanding                    Exercisable
              -------------------------------    -------------------------------------
                                   Weighted       Weighted                      Weighted
                                   Average         Average                      Average
                                  Remaining        Exercise                    Exercise
Exercise Price         Number   Contract Life       Price        Number         Price
--------------        -------   -------------    -----------    --------       -------
$2.00 - $3.00         150,000    6.8 years         $2.33         133,334       $2.25
  5.88 -   6.13        75,000    9.6 years          6.05            -            -

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which applies the fair value-based method of accounting for options granted under stock-based compensation plans beginning fiscal 1997. In accordance with the issued standard, the Company has elected to continue to account for stock-based compensation in accordance with APB 25.

The weighted average fair value of options granted during 1997 was $2.76. The fair value of each option granted is estimated by using the Black-Scholes pricing model on the date of grant. The following assumptions were used in the calculation of present value: risk-free interest rate of 5.4 to 5.8 percent, expected lives of five to six years, expected volatility of 37 percent and no expected dividends.

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                               1997              1996
                                           -------------     -------------
Net income             As reported         $   2,031,022     $   1,671,915
                       Pro forma           $   1,980,022     $   1,671,915

Earnings per share     As reported         $         .66     $         .55
                       Pro forma           $         .65     $         .55

8.  Employee Benefit Plans

API provides a profit-sharing plan and 401(k) plan for its employees. The Board of Directors can authorize discretionary contributions with no required minimum contribution. API's contribution to the profit-sharing plan for the periods ended June 30, 1997, 1996 and 1995 was $120,000 for each period. There were no API contributions to the 401(k) plan for the periods ended June 30, 1997, 1996 and 1995.

9.  Contingencies

Environmental Matters

The Company formerly operated a facility on property within the boundaries of a federal Superfund site located in Southern California. The Company operated at this site prior to October 1986. The Company has learned that hazardous substances have been identified in the subsurface of the property and that the current owner has been requested by a state agency to undertake additional investigation at the property. The Company is also aware that the property has been subject to a general notice letter issued by the United States Environmental Protection Agency under the federal Superfund law. The Company may be held responsible for the contamination at the site to the extent the Company caused the contamination. The Company does not believe that it is responsible for any material contamination and has not been notified or contacted by the government or named in any proceeding relating to the property. The potential liability associated with this property cannot be reasonably determined at this time.

Tax Examination

API is in the process of an Internal Revenue Service (IRS) examination regarding the tax-exempt status of its industrial revenue bond. The IRS has informed the Company that preliminary findings indicate that the bond may not be tax exempt and thus API may be required to pay additional interest. The Company believes it has recorded adequate reserves to cover any potential liability that may result from the final resolution of this matter.

10.  Subsequent Event

On July 2, 1997, Summa Industries (Summa) signed a definitive agreement to purchase all outstanding stock of the Company for $7.35 per share in cash.
This agreement is subject to shareholder approval and Summa's ability to obtain financing for the transaction.

11. Unaudited Quarterly Results

Unaudited quarterly results of operations for each of the quarters in the three years ended June 30, 1997 are presented below:

                         First            Second          Third           Fourth
                        Quarter          Quarter         Quarter         Quarter
                       -----------     -----------     -----------     -----------
Year ended June 30,
                                                                              1997
  Net sales            $ 8,446,000     $ 8,586,000     $ 9,261,000     $10,323,000
  Gross profit           2,118,000       2,125,000       2,679,000       3,101,000
  Net income               404,000         359,000         542,000         727,000
  Earnings per share           .13             .11             .17             .23

                                                                              1996
  Net sales            $ 8,772,000     $ 7,627,000     $ 9,090,000     $ 9,705,000
  Gross profit           1,965,000       1,797,000       2,345,000       2,835,000
  Net income               296,000         271,000         444,000         661,000
  Earnings per share           .10             .09             .14             .22

                                                                              1995
  Net sales            $ 6,647,000     $ 6,275,000     $ 7,705,000     $ 8,545,000
  Gross profit           1,590,000       1,579,000       1,992,000       2,272,000
  Net income               170,000         179,000         280,000         377,000
  Earnings per share           .06             .06             .09             .12

                                                                     SCHEDULE II



                             CALNETICS CORPORATION

                                AND SUBSIDIARIES


                       VALUATION AND QUALIFYING ACCOUNTS

         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997




                    Balance     Additions                              Balance
                       at        Charged     Deductions                 at End
                   Beginning       to           from                     of
                   of Period     Expense      Allowance    Other       Period
                    --------     --------     --------     -----     --------
Allowance for
  doubtful accounts:

Year ended
  June 30, 1997     $316,000     $ 26,821     $ 26,821     $   -     $316,000
                    --------     --------     --------     -----     --------
Year ended
  June 30, 1996     $263,015     $ 98,338     $ 45,353     $   -     $316,000
                    --------     --------     --------     -----     --------
Year ended
  June 30, 1995     $197,525     $ 93,531     $ 28,041     $   -     $263,015
                    --------     --------     --------     -----     --------

                                INDEX TO EXHIBITS

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

10.35 Amendment No.2 dated January 15, 1997 to Employment Agreement dated June 20, 1994 between API and Lon Schultz.(Exhibit 10.35 to Form 10-Q dated March 31, 1997).

10.36 Incentive Stock Option Agreement between Calnetics and Trygve Thoresen dated January 28, 1997.(Exhibit 10.36 to Form 10-Q dated March 31, 1997).

10.37 Change in Control Agreement dated January 27, 1997 between Calnetics and Trygve Thoresen.(Exhibit 10.37 to Form 10- Q dated March 31, 1997).

10.38          Form of Indemnity Agreement for directors and officers.(Exhibit
               10.38 to Form 10-Q dated March 31, 1997).

10.39 Agreement and Plan of Reorganization dated March 26, 1997 between Calnetics and Summa Industries.(Exhibit 10.39 to Form 10-Q dated March 31, 1997).

10.40 Agreement and Plan of Acquisition between Calnetics and Summa dated July 2, 1997. (Appendix I to preliminary Proxy Statement filed August 1, 1997).

10.41 Amendment No.1 to the Agreement and Plan of Acquisition dated July 30, 1997. (Appendix I to preliminary Proxy Statement dated August 1, 1997).

27.1*          Financial Data Schedule



--------------------------------------------------------------------------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALNETICS CORPORATION

By: /s/ Teresa S. Louie                        Dated:    September 23, 1997
   -------------------------                         -------------------------
    Teresa S. Louie
    Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Clinton G. Gerlach                                  Dated:  September 23, 1997
---------------------------------------------                    --------------------
Clinton G. Gerlach
Chairman of the Board, President
Director

 /s/ Peter H. Griffith                                   Dated:  September 23, 1997
-----------------------------------------------                  ------------------
Peter H.  Griffith
Director

 /s/ Fred E. Edward                                      Dated:  September 23, 1997
---------------------------------------------                    --------------------
Fred E. Edward
Director

 /s/ Michael A. Hornak                                   Dated:  September 23, 1997
--------------------------------------------                     --------------------
Michael A. Hornak
Vice President, Director

 /s/ Steven L. Strawn                                    Dated:  September 23, 1997
--------------------------------------------                     --------------------
Steven L. Strawn
Vice President, Director

 /s/ Teresa S. Louie                                     Dated:  September 23, 1997
---------------------------------------------                    --------------------
Teresa S.  Louie
Treasurer (Principal Financial
and Accounting Officer)